Form 10QSB
period 2006-09-30
WaterPure International
filed 2006-12-08
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from _________ to _________

Commission file number: 333-135783

WATERPURE INTERNATIONAL, INC.
(Exact name of small business issuer as specified on its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 Lower State Road
Doylestown, PA 18901
(Address of principal executive offices)

(215) 491-1075
(Issuer’s telephone number)

World Wide Water Group, Inc
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,611,750 shares issued and outstanding as of December 7, 2006.
.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Index

PART 1. FINANCIAL INFORMATION	3
item 1. FINANCIAL STATEMENTS	3
Balance Sheets September 30, 2006 and June 30, 2006	3
Statements of Operations for the three months ended September 30, 2006, the period from July 22, 2005 (inception) through September 30, 2005, and cumulative from July 22, 2005 (inception) through September 30, 2006	4
Statement of Changes In Stockholders' Equity for the period from July 22, 2005 (inception) through September 30, 2006	5
Statements of Cash Flows for the three months ended September 30, 2006, the period from July 22, 2005 (inception) through September 30, 2005, and cumulative from July 22, 2005 (inception) through September 30, 2006	6
Notes To Financial Statements	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10
overview	10
results of operations	11
liquidity and capital resources	11
new accounting pronouncements	11

ITEM 3-CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION	13
item 1. legal proceedings	13
item 2. unregistered sales of equity securities and use of proceeds	13
item 3. defaults upon senior securities	13
item 4. submission of matters to a vote of security holders	13
item 5. other information.	13
item 6. exhibits and reports on form 8-K	13

PART 1. FINANCIAL INFORMATION

Item 1.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(Unaudited)

ASSETS

Cash	$37,377	$53,515
Deposits on inventories	70,789	60,789
Other	7,955	7,955

Total current assets	116,121	122,259

Trademark	325	-
Security deposit	200	200

Total assets	$116,646	$122,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,713	$10,000

STOCKHOLDERS' EQUITY
Common stock to be issued, net	176,820	176,820
Deficit accumulated during the development stage	(85,887)	(64,361)

Total stockholders' equity	90,933	112,459

Total liabilities and stockholders' equity	$116,646	$122,459

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006 and 2005 and cumulative from inception (July 22, 2005) to September 30, 2006) (Unaudited)

	Three months ended	July 22, 2005 (inception) through	July 22, 2005 (inception) through
	September 30,	September 30,	September 30,
	2006	2005	2006

REVENUES	$-	$-	$-

EXPENSES
General and administrative expenses	21,526	45,583	85,887

Loss before provision for income taxes	(21,526)	(45,583)	(85,887)
Provision for income taxes	-	-	-

Net loss	$(21,526)	$(45,583)	$(85,887)

Net loss per share- basic and diluted	$-0-	$-0-	$-0-

Weighted average common shares	20,611,750	3,864,284	19,484,439

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
(UNAUDITED)

	Common stock to be issued		Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Development Stage	Equity
Balance, July 22, 2005 (inception)	-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	10,000

Common stock to be issued as compensation - consulting service	16,150,000	40,375	-	40,375

Common stock to be issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	126,445

Net loss	-	-	(64,361)	(64,361)

Balance, June 30, 2006 (audited)	20,611,750	176,820	(64,361)	112,459

Net loss (unaudited)	-	-	(21,526)	(21,526)

Balance, September 30, 2006 (unaudited)	20,611,750	$176,820	$(85,887)	$90,933

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended	July 22, 2005 (inception) through	July 22, 2005 (inception) through
	September 30,	September 30,	September 30,
	2006	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,526)	$(45,583)	$(85,887)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock to be issued as compensation -
Consulting services	-	40,375	40,375
Changes in operating assets and liabilites:
(Increase)/Decrease in:
Deposit on inventories	(10,000)	-	(70,789)
Other	-	(2,106)	(7,955)
Security deposit	-	-	(200)
Increase/(Decrease) in:
Account payable and accrued expenses	15,713	7,224	25,713

Net cash used in operating activities	(15,813)	(90)	(98,743)

CASH FLOW FROM INVESTING ACTIVITIES:
Trademark	(325)	-	(325)

Net cash used in investing activities	(325)	-	(325)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	10,000	10,000
Loan officer	-	1,000	-

Net cash provied by operating activities	-	11,000	136,445

NET (DECREASE)/INCREASE IN CASH	(16,138)	10,910	37,377
CASH, beginning of period	53,515	-	-

CASH, end of period	$37,377	$10,910	$37,377

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended September 30, 2006 and 2005 and cumulative from inception (July 22, 2005) to September 30, 2006.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form SB-2 as of June 30, 2006 and for the period commencing from inception (July 22, 2005) through June 30, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. Initially, the Company will be marketing the WaterPure Pro and the WaterPure Executive Atmospheric Water Generator, devices that harvest pure drinking water from ambient air. These machines can produce drinking water virtually free of any material, bacterial, organic or other contaminants.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception through September 30, 2006 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2006 (unaudited) and June 30, 2006 (audited).

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through September 30, 2006.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At September 30, 2006, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash approximates fair value due to its immediate liquidity. The Company’s financial instruments are held for other than trading purposes.

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share have not been presented as the Company has not issued any potentially dilutive shares.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 40,000,000 shares of $.0001 par value common stock. Of the authorized shares, 20,150,000 shares have been allocated as common stock to be issued to the founders of the Company (“founder’s shares”). The Company received $10,000 in cash and $40,375 in services in consideration for the founder’s shares.

As of March 31, 2006, the Company completed a private placement to 40 investors and allocated 461,750 shares of common stock at $0.40 per share (“private placement shares”). The Company received gross proceeds of $184,700 from the offering. The Company incurred offering costs of $58,255 and has applied such costs against the proceeds from the offering.

Subsequent to the quarter ended September 30, 2006, the Company issued the 20,611,750 shares disclosed above.

NOTE 4 - RELATED PARTY TRANSACTIONS

CONTROL

As of September 30, 2006 the Principal Executive Officer, President and Director has been allocated 72.78% of the Company’s common stock and therefore may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters without approval of other stockholders.

LEASE

In April 2006, the Company entered into a sublease for the rental of its office space with Collectible Concepts Group, Inc. a Company whose Chief Executive Officer is also the President of this Company, for $170 per month for a six month period.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

At September 30, 2006, the Company had deferred tax assets of approximately $70,000 that may be offset against future taxable income, if any, ratably through 2027. The Company has provided a valuation allowance against the deferred tax asset.

NOTE 6 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $85,887, has not earned any revenue and has limited working capital as of September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company’s fiscal year ending June 30, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s fiscal year ending June 30, 2007.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the Company’s interim reporting period beginning July 1, 2008.

We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto. This report is for the quarter ended September 30, 2006. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

WaterPure International, Inc. (“WPII”) was organized under the laws of the state of Florida on July 22, 2005 and is doing business as a marketer of the WaterPure Atmospheric Water Generator, a branded product of the Company. We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of products. We intend to operate in North America, South America and the Caribbean providing various versions of our devices which produce drinking water from ambient air.

We are currently organizing our distribution and marketing programs, which consists of placing our product in retail establishments. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have not sold any product to date and have generated no revenues from operations.

Our product line consists of two atmospheric water generators suitable for home/small office use and for higher volume office or commercial use. We intend to obtain our products from a manufacturer in South Korea under an OEM arrangement. Our products bear our own exclusive WaterPure branding. We registered WaterPure brand as our registered trademark.

Since we are a marketing company and not engaged in the manufacture of our products, we have not been required to invest in assets dedicated to product design and manufacturing activities. Instead, we purchase finished product in quantities sufficient to satisfy deliveries of projected sales. We have made a deposit for our first purchase of 151 atmospheric water generators at a landed cost of approximately $71,000.

Our plan of operations for the next 12 months will be the development of our distribution and marketing channels in our selected launch markets and the continued expansion of our product line to afford us a larger market into which we may sell product. We do not intend to conduct any other additional product research and development nor do we intend to purchase any additional significant equipment at this time. In addition, we do not expect a significant change in the number of employees.

Our current burn rate of available capital and expected proceeds from sales is anticipated to support operations for at least the next 12 months. This consists of approximately $48,000 for accounting, legal, technical support, web maintenance and service equipment, travel, telephone and office supplies. An additional $80,000 would be utilized for the production and execution of our marketing support program.

We have working capital of $90,408 at September 30, 2006, and have not earned any revenues and have incurred a net loss from our inception through September 30, 2006 totaling $85,887.

On November 27, 2006, we rescinded the employment agreement of Robert Orr, our Chief Financial Officer.

Results of Operations

For the Period from July 22, 2005 (Inception) through September 30, 2006

Since the Company was formed on July 22, 2005, it has not earned any revenues and has incurred a net loss since its inception of $85,887 through September 30, 2006. Operations from the Company’s inception through September 30, 2006 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

We are currently financing our operations from the proceeds from the sale of common stock offered pursuant to our private placement, which was closed on March 31, 2006. We raised a total of $184,700 pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company’s fiscal year ending June 30, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s fiscal year ending June 30, 2007.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the Company’s interim reporting period beginning July 1, 2008.

We do not expect the adoption of these pronouncements to have a material impact on our consolidated financial position or results of operations.

ITEM 3 - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and l5d-I5 as of the end of the period covered by this report. Based on that evaluation, the Principal, Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be f1led in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future considerations, regardless of how remote

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended September 30, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2006, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to Articles of Incorporation (1)
4.1	Copy of common stock certificate (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed July 14, 2006, file # 333-135783

Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaterPure International, Inc.

Date: December 8, 2006
/s/ Paul S. Lipschutz
                                    ---------------------------------------
Paul S. Lipschutz
Principal Executive Officer, President
and Director

Date: December 8, 2006
/s/ Robert F. Orr
                                    --------------------------------------
Robert F. Orr
Principal Financial and Accounting
Officer and Director