Form 10QSB
period 2006-12-31
WaterPure International
filed 2007-02-14
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,611,750 shares issued and outstanding as of February 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Index

PART 1. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheets December 31, 2006 and June 30, 2006	3
Statements of Operations for the three months ended December 31, 2006 and 2005, and the six months ended December 31, 2006 and the period from July 22, 2005 (inception) through December 31, 2005, and cumulative from July 22, 2005 (inception) through December 31, 2006	4
Statement of Changes In Stockholders' Equity for the period from July 22, 2005 (inception) through December 31, 2006	5
Statements of Cash Flows for the six months ended December 31, 2006, the period from July 22, 2005 (inception) through December 31, 2005, and cumulative from July 22, 2005 (inception) through December 31, 2006	6
Notes To Financial Statements	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10
Overview	10
Results of operations	11
Liquidity and capital resources	11

ITEM 3-CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION	13
item 1. legal proceedings	13
item 2. unregistered sales of equity securities and use of proceeds	13
item 3. defaults upon senior securities	13
item 4. submission of matters to a vote of security holders	13
item 5. other information.	13
item 6. exhibits and reports on form 8-K	13

PART 1. FINANCIAL INFORMATION

Item 1.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(Unaudited)

ASSETS

Cash	$3,755	$53,515
Inventories	60,789	-
Deposit on inventories	-	60,789
Other	10,275	7,955

Total current assets	74,819	122,259

Trademark	325	-
Security deposit	200	200

Total assets	$75,344	$122,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,872	$10,000

STOCKHOLDERS' EQUITY
Common stock to be issued, net	176,820	176,820
Deficit accumulated during the development stage	(122,348)	(64,361)

Total stockholders' equity	54,472	112,459

Total liabilities and stockholders' equity	$75,344	$122,459

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Six months ended	July 22, 2005 (inception) through	July 22, 2005 (inception) through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative expenses	36,461	12,527	57,987	58,110	122,348

Loss before provision for income taxes	(36,461)	(12,527)	(57,987)	(58,110)	(122,348)
Provision for income taxes	-	-	-	-	-

Net loss	$(36,461)	$(12,527)	$(57,987)	$(58,110)	$(122,348)

Net loss per share- basic and diluted	$-0-	$-0-	$-0-	$-0-	$-0-

Weighted average common shares	20,611,750	20,309,215	20,611,750	17,821,234	19,673,351

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006
(UNAUDITED)

	Common stock to be issued		Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Development Stage	Equity
Balance, July 22, 2005 (inception)	-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	10,000

Common stock to be issued as compensation - consulting service	16,150,000	40,375	-	40,375

Common stock to be issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	126,445

Net loss	-	-	(64,361)	(64,361)

Balance, June 30, 2006 (audited)	20,611,750	176,820	(64,361)	112,459

Net loss (unaudited)	-	-	(57,987)	(57,987)

Balance, December 31, 2006 (unaudited)	20,611,750	$176,820	$(122,348)	$54,472

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		July 22, 2005	July 22, 2005
	Six months ended	(inception) through	(inception) through
	December 31,	December 31,	December 31,
	2006	2005	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,987)	$(58,110)	$(122,348)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock to be issued as compensation -
Consulting services	-	40,375	40,375
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Inventories	-	-	(60,789)
Other	(2,320)	(3,261)	(10,275)
Security deposit	-	-	(200)
Increase/(Decrease) in:
Accounts payable and accrued expenses	10,872	-	20,872

Net cash used in operating activities	(49,435)	(20,996)	(132,365)

CASH FLOW FROM INVESTING ACTIVITIES:
Trademark	(325)	-	(325)

Net cash used in investing activities	(325)	-	(325)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	109,945	126,445
Proceeds from sale of founders shares	-	10,000	10,000
Loan officer	-	2,000	-

Net cash provided by financing activities	-	121,945	136,445

NET (DECREASE)/INCREASE IN CASH	(49,760)	100,949	3,755
CASH, beginning of period	$53,515	-	-

CASH, end of period	$3,755	$100,949	$3,755

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended December 31, 2006 and 2005 and cumulative from inception (July 22, 2005) to December 31, 2006.

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

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception through December 31, 2006 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2006 (unaudited) and June 30, 2006 (audited).

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through December 31, 2006.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At December 31, 2006, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash approximates fair value due to its immediate liquidity. The Company’s financial instrument is held for other than trading purposes.

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share have not been presented as the Company has not issued any potentially dilutive shares.

NOTE 2 - STOCKHOLDERS’ EQUITY

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

On January 20, 2007, the Company issued the 20,611,750 shares disclosed above.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

CONTROL

As of December 31, 2006 the Principal Executive Officer, President and Director has been allocated 72.78% of the Company’s common stock and therefore may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters without approval of other stockholders.

LEASE

In April 2006, the Company entered into a sublease for the rental of its office space with Collectible Concepts Group, Inc. a Company whose Chief Executive Officer is also the President of this Company, for $170 per month for a six month period. In October 2006, the lease was extended for an additional twelve months.

NOTE 4 - INCOME TAXES

At December 31, 2006, the Company had deferred tax assets of approximately $120,000 that may be offset against future taxable income, if any, ratably through 2027. The Company has provided a valuation allowance against the deferred tax asset.

NOTE 5 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $122,348, has not earned any revenue and has limited working capital as of December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto. This report is for the quarter ended December 31, 2006. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

WaterPure International, Inc. (“WPII”) was organized under the laws of the state of Florida on July 22, 2005 and is doing business as a marketer of the WaterPure Atmospheric Water Generator, a branded product of the Company. We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of products. We intend to operate in North America, South America and the Caribbean providing various versions of our devices, which produce drinking water from ambient air.

We are currently organizing our distribution and marketing programs, which consists of placing these products in retail establishments. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have not sold any product to date and have generated no revenues from operations.

Our product line consists of two atmospheric water generators suitable for home/small office use and for higher volume office or commercial use. We intend to obtain our products from a manufacturer in South Korea under an OEM (Original Equipment Manufacturer) arrangement. Our products bear our own exclusive WaterPure branding. We registered WaterPure brand as our registered trademark.

Since we are a marketing company and not engaged in the manufacture of our products, we have not been required to invest in assets dedicated to product design and manufacturing activities. Instead, we purchase finished product in quantities sufficient to satisfy deliveries of projected sales. We have made our first purchase of 151 atmospheric water generators at a landed cost of $60,789.

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

Our current burn rate of available capital and expected proceeds from sales is anticipated to support operations for at least the next 12 months. This consists of approximately $120,000 for accounting, legal, payroll, technical support, web maintenance and service equipment, travel, telephone and office supplies. An additional $80,000 would be utilized for the production and execution of our marketing support program. The Company is looking for short term financing to cover expenses over and above what might be available from net proceeds of anticipated sales.

We have working capital of $53,947 at December 31, 2006, and have not earned any revenues and have incurred a net loss from our inception through December 31, 2006 totaling $122,348.

Results of Operations

For the Period from July 22, 2005 (Inception) through December 31, 2006

Since the Company was formed on July 22, 2005, it has not earned any revenues and has incurred a net loss since its inception of $122,348 through December 31, 2006. Operations from the Company’s inception through December 31, 2006 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

We are currently financing our operations from the proceeds from the sale of common stock offered pursuant to our private placement, which was closed on March 31, 2006. We raised a total of $184,700 pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

ITEM 3 - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and l5d-I5 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future considerations, regardless of how remote

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2006, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended December 31, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2006, we did not submit any matters to a vote of our security holders.

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

WaterPure International, Inc.

Date: February 14, 2007	By:	/s/ Paul S. Lipschutz

Principal Executive Officer, President and Director

WaterPure International, Inc.

Date: February 14, 2007	By:	/s/ Robert F. Orr

Principal Financial and Accounting Officer and Director