Form 10QSB
period 2007-03-31
WaterPure International
filed 2007-05-15
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,611,750 shares issued and outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Index

PART 1. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheets as of March 31, 2007 (unaudited) and June 30, 2006 (audited)	3

Statements of Operations for the three months ended March 31, 2007 and 2006, and the nine months ended March 31, 2007 and the period from July 22, 2005 (inception) through March 31, 2006, and cumulative from July 22, 2005 (inception) through March 31, 2007	4

Statement of Changes in Stockholders' Equity for the period from July 22, 2005 (inception) through March 31, 2007 (unaudited)	5

Statements of Cash Flows for the nine months ended March 31, 2007, the period from July 22, 2005 (inception) through March 31, 2006, and cumulative from July 22, 2005 (inception) through March 31, 2007 (unaudited)	6

Notes to Financial Statements (unaudited)	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10
Overview	10
Results of operations	11
Liquidity and capital resources	11

ITEM 3. CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION	13
Item 1. Legal proceedings	13
Item 2. Unregistered sales of equity securities and use of proceeds	13
Item 3. Defaults upon senior securities	13
Item 4. Submission of matters to a vote of security holders	13
Item 5. Other information.	13
Item 6. Exhibits	13

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited	)

ASSETS

Cash	$3,462	$53,515
Inventories	60,789	-
Deposit on inventories	-	60,789
Other	10,786	7,955

Total current assets	75,037	122,259

Trademark	325	-
Security deposit	200	200

Total assets	$75,562	$122,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Accounts payable and accrued expenses	$24,755	$10,000
Due to officer	14,177	-
Due to shareholders	31,350	-

Total current liabilities	70,282	10,000

STOCKHOLDERS' EQUITY
Common stock	2,061	-
Additional paid in capital	174,759	-
Common stock to be issued	-	176,820
Deficit accumulated during the development stage	(171,540)	(64,361)

Total stockholders' equity	5,280	112,459

Total liabilities and stockholders' equity	$75,562	$122,459
The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

				July 22, 2005	July 22, 2005
	Three months	Three months	Nine months	(inception)	(inception)
	ended	ended	ended	through	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative expenses	49,192	4,254	107,179	62,364	171,540

Loss before provision for income taxes	(49,192)	(4,254)	(107,179)	(62,364)	(171,540)
Provision for income taxes	-	-	-	-	-

Net Loss	$(49,192)	$(4,254)	$(107,179)	$(62,364)	$(171,540)

Net loss per share basic and diluted	$0	$0	$0	$0	$(.01)

Weighted average per common share	20,611,750	20,592,569	20,611,750	18,731,526	19,805,520

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2007

	Common stock to be issued		Common stock issued and outstanding		Additonal paid in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued as compensation - consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares (unaudited)	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Net loss (unaudited)	-	-	-	-	-	(107,179)	(107,179)

Balance March 31, 2007 (unaudited)	-	$-	20,611,750	$2,061	$174,759	$(171,540)	$5,280

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		July 22, 2005	July 22, 2005
	Nine months	(inception)	(inception)
	ended	through	through
	March 31,	March 31,	March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,179)	$(62,364)	$(171,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as compensation - consulting services	-	40,375	40,375
Changes in operating assets and liabilities
(Increase)/Decrease in:
Inventories	-	(60,789)	(60,789)
Other	(2,831)	(7,955)	(10,786)
Security deposits	-	(200)	(200)
Increase/(Decrease) in:
Accounts payable and accrued expenses	14,755	-	24,755

Net cash used in operating activities	(95,255)	(90,933)	(178,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	(325)	-	(325)

Net cash used in investing activities	(325)	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	126,445	126,445
Proceeds from sale of founders shares	-	10,000	10,000
Proceeds from loan - officer	14,177	-	14,177
Proceeds from notes payable	31,350	-	31,350

Net cash provided by financing activities	45,527	136,445	181,972

NET (DECREASE)/INCREASE IN CASH	(50,053)	45,512	3,462
CASH, beginning of period	53,515	-	-

CASH, end of period	$3,462	$45,512	$3,462

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended March 31, 2007 and 2006 and cumulative from inception (July 22, 2005) to March 31, 2007.

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

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception through March 31, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2007 (unaudited) and June 30, 2006 (audited).

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through March 31, 2007.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At March 31, 2007, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 40,000,000 shares of $.0001 par value common stock. Of the authorized shares, 20,150,000 shares of common stock were issued to the founders of the Company (“founder’s shares”) on January 20, 2007. The Company received $10,000 in cash and $40,375 in services in consideration for the founder’s shares.

As of March 31, 2006, the Company completed a private placement to 40 investors and allocated 461,750 shares of common stock at $0.40 per share (“private placement shares”). The Company received gross proceeds of $184,700 from the offering. The Company incurred offering costs of $58,255 and has applied such costs against the proceeds from the offering.

On January 20, 2007, the Company issued the 20,611,750 shares disclosed above and recorded common stock at par value of $2,061 and additional paid in capital of $174,759.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

CONTROL

As of March 31, 2007 the Principal Executive Officer, President and Director holds 72.78% of the Company’s common stock and therefore may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters without approval of other stockholders.

LEASE

In April 2006, the Company entered into a sublease for the rental of its office space with Collectible Concepts Group, Inc. a Company whose Chief Executive Officer is also the President of this Company, for $170 per month for a six month period. In October 2006, the lease was extended for an additional twelve months.

DUE TO OFFICER

During the three months ended March 31, 2007, an officer extended cash to the Company in the amount of $14,177 to fund working capital needs to pay operating expenses. The total amount due to this officer was $14,177 and $-0- as of March 31, 2007 and June 30, 2006, respectively.

DUE TO SHAREHOLDERS

During the three months ended March 31, 2007, certain shareholders extended cash to the Company in the amount of $31,350 to fund working capital needs. The total amount due to shareholders was $31,350 and $-0- as of March 31, 2007 and June 30, 2006, respectively.

NOTE 4 - INCOME TAXES

At March 31, 2007, the Company had deferred tax assets of approximately $170,000 that may be offset against future taxable income, if any, ratably through 2027. The Company has provided a valuation allowance against the deferred tax asset.

NOTE 5 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $171,540, has not earned any revenue and has limited working capital as of March 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto. This report is for the quarter ended March 31, 2007. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

On March 6, 2007, the Company announced that it has entered into an exclusive agreement for the Florida market with Genco Power Solutions, Inc. of Pompano Beach, Florida to distribute the WaterPure line of Atmospheric Water Generators.

Our product line consists of two atmospheric water generators suitable for home/small office use and for higher volume office or commercial use. We intend to obtain our products from a manufacturer in South Korea under an OEM (Original Equipment Manufacturer) arrangement. Our products bear our own exclusive WaterPure branding. We registered WaterPure brand as our registered trademark.

Since we are a marketing company and not engaged in the manufacture of our products, we have not been required to invest in assets dedicated to product design and manufacturing activities. Instead, we purchase finished product in quantities sufficient to satisfy deliveries of projected sales. We made our first purchase of 151 atmospheric water generators at a landed cost of $60,789.

Our plan of operations for the next 12 months will be the development of our distribution and marketing channels in our selected launch markets, find strategic partners in those areas and the continued expansion of our product line to afford us a larger market into which we may sell product. We do not intend to conduct any other additional product research and development nor do we intend to purchase any additional significant equipment at this time. In addition, we do not expect a significant change in the number of employees.

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

We have working capital of $4,755 at March 31, 2007, and have not earned any revenues and have incurred a net loss from our inception through March 31, 2007 totaling $171,540.

Results of Operations

For the Period from July 22, 2005 (Inception) through March 31, 2007

Since the Company was formed on July 22, 2005, it has not earned any revenues and has incurred a net loss since its inception of $171,540 through March 31, 2007. Operations from the Company’s inception through March 31, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

We are currently financing our operations from the proceeds from the sale of common stock offered pursuant to our private placement, which was closed on March 31, 2006. We raised a total of $184,700 pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

ITEM 3 - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and l5d-I5 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future considerations, regardless of how remote

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2007, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2007, we did not submit any matters to a vote of our security holders.

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

WaterPure International, Inc.

Date: May 14, 2007     /s/ Paul S. Lipschutz
---------------------------------------
Paul S. Lipschutz
Principal Executive Officer, President
and Director

Date: May 14, 2007     /s/ Robert F. Orr
-----------------------------------------
Robert F. Orr
Principal Financial and Accounting
Officer and Director