Form 10KSB
period 2007-06-30
WaterPure International
filed 2007-09-28
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended June 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

333-135783
Commission File Number

WATERPURE INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 Lower State Road Doylestown, PA	18901	(215) 491-1075
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State issuer’s revenues for its most recent fiscal year:  $6,279

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $5,377,313 at September 10, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity: 21,509,250 as of September 10, 2007

DOCUMENTS INCORPORATED BY REFERENCE:  There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.

Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

WATERPURE INTERNATIONAL, INC.
FORM 10-KSB
For the Fiscal Year Ended June 30, 2007

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of WaterPure International, Inc. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

WaterPure International, Inc. (“WPII” or the “Company”) was organized under the laws of the state of Florida on July 22, 2005 and is doing business as a marketer of the WaterPure Atmospheric Water Generator, a branded product of the Company. We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of products. We intend to operate in North America, South America and the Caribbean providing various versions of our devices, which produce drinking water from ambient air.

We are currently organizing our distribution and marketing programs, which consists of placing these products in retail establishments and other distribution channels. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first six units and have generated minimum revenues from operations.

We intend to generate revenue from the sale of our products through only three channels at the present time:

• Establish effective marketing channels for our products through a network of distributors and retailers in selected markets.

•  Support revenue generation in these channels by effectively educating the consumer marketplace and promoting the use of atmospheric water generators as a means of assuring the delivery of safe, healthy water at low costs.

• We intend to have our manufacturer provide the atmospheric water generator line under our WaterPure Pro and Executive brand labels.

Reports under the Exchange Act

The Company became subject to the reporting requirements of the Exchange Act of 1934 upon the effectiveness of a Registration Statement on Form SB-2 granted on October 24, 2006.

Information About Our Product

Although our Company is a development stage company, the basic technology employed by our product to produce water from air has been in use in other applications for many decades. Looking very much like the traditional water cooler (but without the inverted water bottle supplying the liquid), the WaterPure Water Generator stands in a residential or office environment and converts the water contained in the ambient air to water providing a continuing supply of fresh, pure, hot or cold water. The essential process employed by the WaterPure water generator is simply evaporation and condensation. Water collected from this process is then treated through various specialized filters and ultra violet light purification to obtain the desired degree of safe water output. Since there is no revolutionary or unproven technology utilized in our WaterPure process, we expect that the risks of failure of the product to perform as advertised are nominal.

Since we are a marketing company and do not manufacture or produce any products ourselves, we have not had to acquire any significant assets to execute our business plan. We expect to acquire standard office furniture and fixtures to accommodate the staff that will manage our activities. Our principal expenditures will be for inventory and our standard order is currently configured at approximately $65,000. We will closely monitor sales so we will be able to order the next shipment of products in sufficient lead-time to ensure that we will always have product available for delivery. We will store our inventory offsite at third party facilities to keep our fixed overhead at minimum levels.

Current Business of the Company

On March 6, 2007, the Company announced that it had entered into an exclusive agreement for the Florida market with Genco Power Solutions, Inc. of Pompano Beach, Florida to distribute the WaterPure line of Atmospheric Water Generators.  The Company decided to terminate this agreement after further review of Genco’s financials.

On July 5, 2007, the Company announced the appointment of Midwest Future Technology, LLC (“Midwest”) as its Master Distributor for our atmospheric water generator (AWG) products in the Indiana, Ohio and Kentucky region for direct sales to businesses and consumers in Indiana, Ohio and Kentucky.  They will also set up and support new WaterPure dealers and mini distributors in that tri-state area. Our strategic marketing plan includes military installations and large national accounts in the region. Midwest is a key component in the fulfillment of this plan. Their Liberty, IN based operation includes a service and warehousing facility which will be kitting, distributing and supporting our atmospheric water generator products as we build out the market.

Competitive business conditions, and the Company’s competitive position in the industry, and methods of competition

The atmospheric water generator, water purification and bottled water industries are highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. In addition, the market is highly sensitive to the introduction of new products and technologies that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon its successful introduction and consumer acceptance of new products.

Based on our research, there are possibly 10 entities experimenting with the technology of water generation, of which 5 are direct active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another. The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors.  Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge that our patent-pending water treatment module has resolved.  This is a substantial barrier to entering this field by others.  The atmospheric water generator and filtration system industry is new, rapidly evolving and can compete with more traditional water treatment systems that rely on surface and ground water supplies. We expect competition to intensify in the future. In the future, our competitors can and may duplicate many of the products or services offered by us.

We believe a robust market opportunity exists for the atmospheric water generators and filtration systems. These technologies can provide an alternative solution to the world’s shortage of fresh water and provide clean, safe drinking water in various geographical settings. Today, governments and health professionals are starting to realize and understand the negative health effects of pollution, chemicals used to disinfect water supplies, and residual salt in desalinated water, and how they affect human bodies.

We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases.  Pollution from sewage, industry, agriculture and acid rain has destroyed surface water reservoirs and aquifers. Water generation treatment and filtration is poised to be an important humanitarian industry as we learn more about global warming.

Effect of Existing Governmental Regulations

The manufacturing, processing, testing, packaging, labeling and advertising of the products that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the CSA and UL in North America, the United States Department of Agriculture, the Environmental Protection Agency, the standards provided by the United States Public Health authority and the World Health Organization for Drinking Water. These activities may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Company cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of water is less restrictive than that of drugs and food additives, the Company cannot assure you that the current statutory scheme and regulations applicable to water will remain less restrictive. Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Employees

We currently have four employees, three whom are also officers and shareholders. The employees who are officers and shareholders have received no cash compensation and devote such time as is necessary for current operations. Staffing levels will be determined as we progress and grow. Our Board of Directors will determine the compensation of all new employees based upon job descriptions.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive office is currently located at 1600 Lower State Road, Doylestown, PA 18901, which is the office of another business of the Company’s President. The rent for the office space will be $170 a month and the Company has a lease that runs through October 2007.

In June 2007, we opened a regional operations center at 1975 E Sunrise Boulevard, Fort Lauderdale, Florida.  The Company entered into a month to month lease for $ 543 per month.  This facility accommodates our administrative, sales and customer relations personnel.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this prospectus, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

A.    Market Information

The Company’s common stock is traded on the OTCBB under the symbol “WPUR.OB.”  The Company’s common stock consists of 40,000,000 shares authorized of which, as of September 10, 2007 there are 21,509,250 shares issued and outstanding.  Prior to January 2007, there was no trading market for the Company’s common stock.  The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated.

Quarterly Common Stock Price Ranges

Quarter	In the year ending June 30, 2007
Ended	High	Low

06/30/07	$1.05	$0.31
03/31/07	$1.00	$0.51

B.   Holders of Common Stock

As of June 30, 2007 there were 57 holders of the Company’s common stock.

C.   Dividends

We currently intend to retain any future earnings for use in the expansion of the business, and therefore do not intend to pay shareholder dividends. The declaration and payment of cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon our earnings, capital requirements, and financial condition.

D.   Securities Authorized for Issuance Under Equity Compensation Plans

Recent issuance of registered securities: 575,000 shares for services rendered pursuant to Section 4(2).

The Company cancelled the agreement in which 75,000 shares were issued. After the agreement was cancelled 37,500 shares were sold, which the Company was entitled to the proceeds which amounted to $17,000. The Company collected $10,000 prior to year end and the remaining $7,000 subsequent to year end. The Company has not yet received the remaining 37,500 shares.

Recent issuance of unregistered securities: 85,000 shares for services rendered pursuant to Section 4(2).

The Company cancelled the agreement in which 75,000 shares were issued. The Company had received back 12,500 shares subsequent to year end and is still waiting for the remaining 62,500 shares.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

General

We are currently organizing our distribution and marketing programs, which consists of placing our product in retail establishments and through distributors. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold six units to date and have generated minimal revenues from operations.

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

Our current burn rate of available capital is currently unable to support operations for the next 12 months. This consists of approximately $350,000 for accounting, legal, technical support, web maintenance and service equipment, travel, telephone and office supplies. An additional $100,000 would be utilized for the production and execution of our marketing support program. The Company is currently working on raising enough capital to cover these expenditures.

We have a working capital deficiency of approximately $(79,000) at June 30, 2007, and have not earned any significant revenues and have incurred a net loss from our inception through June 30, 2007 totaling approximately $1.18 million.

Results of Operations

For the Period from July 22, 2005 (Inception) through June 30, 2007

Since the Company was formed on July 22, 2005, it has earned approximately $6,000 in revenues and has incurred a net loss since its inception of $1.18 million through June 30, 2007. Operations from the Company’s inception through June 30, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

In May 2007, we issued $50,000 in subordinated convertible debentures. The debentures have a 12% coupon and mature two years from date of issuance.  Conversions to common stock are at a price of $.25 per share of common stock. Conversions of any interest on the debentures are at current market price.

Critical Accounting Policies

Our financial statements are prepared based on the application of accounting principles generally accepted in the United States of America.  These accounting principles require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements.  Actual events could unfold quite differently than our previous judgments had predicted.  Therefore the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known.  We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements.  If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

Revenue Recognition: We recognize revenues in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (SAB 104).  We sell atmospheric water generators (AWG).  Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of June 30, 2007, we had an allowance for bad debts of  $0.  We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Reliability of Inventory Values:  We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that the adoption of FIN No. 48 will have on its financial statements.

In September 2006 the Financial Accounting Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007 the FASB issued its Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” -including an amendment of FASB Statement 115. This Statement improves financial reporting by providing entities the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The effective date will be for the fiscal year beinging July 1, 2008.  We do not expect the adoption of this pronouncement to have a material impact on our financial position, operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

WATERPURE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS AS OF

JUNE 30, 2007 AND 2006 AND FOR THE FISCAL YEAR

ENDED JUNE 30, 2007

AND FOR THE PERIODS FROM

JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2006 AND 2007

WATERPURE INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
WaterPure International, Inc.

We have audited the accompanying balance sheets of WaterPure International, Inc. (a development stage company) (the “Company”) as of June 30, 2007 and June 30, 2006, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the fiscal year ended June 30, 2007 and for the period July 22, 2005 (inception) through June 30, 2006 and for the period from July 22, 2005 (inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WaterPure International, Inc. (a development stage company) as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the fiscal year ended June 30, 2007 and for the period from July 22, 2005 (inception) through June 30, 2006 and for the period from July 22, 2005 (inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanyingfinancial statements, the Company has incurred a net loss since its inception totaling approximately $1.18 million, has earned minimal revenues and has a working capital deficit as of June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 11.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
September 26, 2007

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
JUNE 30, 2007 AND 2006

	2007	2006

ASSETS

Cash	$10,918	$53,515
Accounts receivable	6,904	-
Other receivables	7,000	-
Inventories	63,642	-
Deposit on inventories	-	60,789
Other	7,035	7,955

Total current assets	95,499	122,259

Trademark	325	-
Security deposit	200	200

Total assets	$96,024	$122,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITES
Accounts payable and accrued expenses	$36,623	$10,000
Notes payable	50,000	-
Due to officers	13,373	-
Due to stockholders	74,350	-

Total current liabilities	174,346	10,000

Convertible debt	50,000	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 40,000,000 authorized and 21,271,750 shares outstanding	2,127	-
Additional paid in capital	1,047,143	-
Common stock to be issued	-	176,820
Deficit accumulated during the development stage	(1,177,592)	(64,361)

Total stockholders' equity (deficiency)	(128,322)	112,459

Total liabilities and stockholders' equity (deficiency)	$96,024	$122,459

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE FISCAL YEAR ENDED JUNE 30, 2007 AND FOR THE PERIODS
 FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2006 AND 2007

		July 22, 2005	July 22, 2005
	Year	(inception)	(inception)
	ended	through	through
	June 30,	June 30,	June 30,
	2007	2006	2007

REVENUES	$6,279	$-	$6,279

COST OF GOODS SOLD	3,411	-	3,411

Gross profit	$2,868	$-	$2,868

EXPENSES

General and administrative expenses	1,096,034	64,361	1,160,395

LOSS FROM OPERATIONS	(1,093,166)	(64,361)	(1,157,527)

Interest expense	20,065	-	20,065

Loss before provision for income taxes	(1,113,231)	(64,361)	(1,177,592)
Provision for income taxes	-	-	-

Net loss	$(1,113,231)	$(64,361)	$(1,177,592)

Net loss per share basic and diluted	$(0.05)	$(0.00)	$(0.06)

Weighted average per common share	20,764,873	19,200,295	19,982,584

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
 FOR THE FISCAL YEAR ENDED JUNE 30, 2007 AND
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2006
	Common stock to be issued		Common stock issued and outstanding		Additonal paid in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued - consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock to be issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of common stock	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion discount - convertible debt	-	-	-	-	18,750	-	18,750

Common stock issued - consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of stock options - employee					231,300		231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	$-	21,271,750	$2,127	$1,047,143	$(1,177,592)	$(128,322)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JUNE 30, 2007 AND FOR THE PERIODS
FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2006 AND 2007
	Fiscal	July 22, 2005	July 22, 2005
	Year	(inception)	(inception)
	ended	through	through
	June 30,	June 30,	June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,113,231)	$(64,361)	$(1,177,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued - consulting services	622,400	40,375	$662,775
Issuance of stock options - employee	231,300	-	231,300
Amortization of beneficial conversion discount	18,750	-	18,750
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(6,904)	-	(6,904)
Other receivables	(7,000)	-	(7,000)
Inventories	(2,853)	(60,789)	(63,642)
Other	920	(7,955)	(7,035)
Security deposits	-	(200)	(200)
Increase/(Decrease) in:
Accounts payable and accrued expenses	26,623	10,000	36,623

Net cash used in operating activities	(229,995)	(82,930)	(312,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	(325)	-	(325)

Net cash used in investing activities	(325)	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	126,445	126,445
Proceeds from sale of founders shares	-	10,000	10,000
Proceeds from notes payable	50,000	-	50,000
Advances from officers	13,373	-	13,373
Advances from stockholders	74,350	-	74,350
Proceeds from convertible debt	50,000	-	50,000

Net cash provided by financing activities	187,723	136,445	324,168

NET (DECREASE)/INCREASE IN CASH	(42,597)	53,515	10,918
CASH, beginning of period	53,515	-	-

CASH, end of period	$10,918	$53,515	$10,918

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations and/or minimal revenues from any source. Operations from the Company’s inception through June 30, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents.  The Company had no cash equivalents at June 30, 2007.

ACCOUNTS RECIEVABLE

The Company makes judgments about the collectbility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of June 30, 2007, the Company had an allowance for bad debts of $0.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of June 30, 2007, inventories consisted of purchased finished goods plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

CONVERTIBLE DEBT

The Company accounts for its convertible debt in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” which require the embedded beneficial conversion features present in convertible securities be valued separately at issuance and should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognizes the resulting discount as interest expense over the minimum period from date of issuance through the date of earliest conversion using the effective interest method.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which outlines the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through June 30, 2007.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At June 30, 2007, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.

STOCK BASED COMPENSATION

Effective for the year ended June 30, 2007 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company granted an employee stock-based compensation in the form of stock options during the year ended June 30, 2007 and has recognized stock compensation related expense of $231,300 for year ended June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on the financial position, results of operations and cash flows.

In September 2006 the Financial Accounting Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of notes payable. The notes payable accrue interest at 12% per annum and are due six months from the date of the note.

NOTE 3 – LOANS FROM OFFICERS AND SHAREHOLDERS

Officers and stockholders of the Company have provided various short-term working capital advances. During the year ended June 30, 2007, short term working capital advances from officers and stockholders under this borrowing arrangement totaled $ 13,373 and $74,350 respectively. The Company does not intend to pay interest on the principal borrowed from officers and stockholders.

The following table summarizes the Company’s debt to officers and stockholders as of June 30, 2007 and 2006:

	2007	2006
Advances from officers	$13,373	$0
Advances from stockholders	$74,350	$0

NOTE 4 – CONVERTIBLE DEBT

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 12% per annum and are due two years from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.25.

In accordance with EITF 98-5, during the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company recognizes this amount in interest expense as the beneficial conversion features are excersizable. The Company determined fair value to be the closing market price of the stock at the commitment date less 37.5% discount factor. The Company determined the commitment date of the loans to be the date of the agreement.

The following table summarizes the various components of the convertible debentures as of June 30, 2007 and 2006:

	2007	2006
Convertible debentures described above	$50,000	$-
Less: unamortized discount	-	-
Convertible debt	$50,000	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 40,000,000 shares of $.0001 par value common stock. Of the authorized shares, 20,150,000 shares of common stock has been issued to the founders of the Company (“founder’s shares”). The Company received $10,000 in cash and $40,375 in services in consideration for the founder’s shares.

As of March 31, 2006, the Company completed a private placement to 40 investors and allocated 461,750 shares of common stock at $0.40 per share (“private placement shares”). The Company received gross proceeds of $184,700 from the offering. The Company incurred offering costs of $58,255 and has applied such costs against the proceeds from the offering.
F-9-

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

During the year ended June 30, 2007, the Company issued 660,000 shares of its common stock for consulting services for $622,400. The Company issued 575,000 shares under the Company’s S-8 filing. The other 85,000 shares were issued pursuant to Rule 144 promulgated by the Securities and Exchange Commission (“Rule 144”). The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

NOTE 6 - CONTROL

As of June 30, 2007, the President / Director has been issued, in the aggregate, 60.2% of the Company’s common stock and, therefore, has the effective power to elect all members of the Board of Directors and to control the vote on substantially all other matters, without the approval of other stockholders.

NOTE 7 – STOCK OPTIONS

During the formation of the Company, the Company issued 125,000 options to one of its consults for services rendered. The exercise price is $.0025. The options are immediately exercisable and expire five years from grant date, (July 22, 2005).

During the year ended June 30, 2007, the Company issued 500,000 options to one of its executive officers as part of his employment agreement. The exercise price is $0.55 which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option – price model. The Company determined that the stock option compensation was $231,300 and was recognized during the year ended June 30, 2007.

The following is a summary of the status of stock option activity for the fiscal years ended June 30, 2007:

	Options	Weighted Average Exercise Price

Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.55
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.44

No options were exercised and no cash was received from the exercise of options for the period from July 22, 2005 (inception) through June 30, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – STOCK OPTIONS (Continued)

In 2007 the Company used the Black-Scholes option -price model to calculate the value of the options on the date of grant. The value of each option award is estimated on the date of grant using the following significant assumptions:

2007

Risk-free interest rate	4.91%
Expected option life	5 years
Dividend yield	0%
Volatility	120%
Exercise price	$0.55

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S Treasury yield at the time of the grant
•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding
•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future
•
The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

NOTE 8 – RELATED PARTY TRANSACTIONS

Lease

The Company’s executive office is shared with the office of another business of the Company’s President. The rent for the office space is $170 a month, and the Company has a lease that runs through October 2007.

Loans from Officers and Stockholders

Officers and Stockholders of the Company have provided various short-term working capital advances. During the year ended June 30, 2007, short term working capital advances from Officers and Shareholders under this borrowing arrangement totaled $ 13,373 and $74,350 respectively. The Company does not intend to pay interest on the principal borrowed from Officers and Stockholders.

NOTE 9 – INCOME TAXES

The components of the (benefit) provision for income taxes from continuing operations are as follows:

	2007	2006
Current (benefit) provision: federal	$-	$-
Current provision: state	-	-
Total current provision	-	-

Deferred provision: federal	—	—
Deferred provision: state	—	—
Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$-	$-

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (Continued)

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
Net deferred tax assets:
Net operating loss carryforwards	$378,000	$64,000
Less valuation allowance	(378,000)	(64,000)

Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2007 and 2006 for the full amount of the deferred tax assets due to the uncertainty of realization.   Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at June 30, 2007.  The valuation allowance as of July 1, 2006 was $64,000. The net change in the valuation allowance during the year ended June 30, 2007 was an increase of $314,000.

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $378,000 at June 30, 2007.  These net operating loss carry-forwards expire at various dates from 2026 through 2027.

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2007	2006
Federal Statutory Rate	35%	35%
Other	(7)%	-
Valuation allowance	(28)%	(35)%
Effective income tax (benefit) provision rate from continuing operations	-	-

NOTE 10 – LEASE COMMITMENTS

The Company’s executive office is shared with the office of another business of the Company’s President. The rent for the office space is $170 a month, and the Company has a lease that runs through October 2007.

In June 2007, the Company opened a regional operations center in Florida to accommodate administrative, sales and customer relations personnel.  The Company entered into a month to month lease for $ 543 per month.

NOTE 11 – GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred a net loss since its inception totaling approximately $1.18 million, has not earned any significant revenue and has a working capital deficit as of June 30, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE  ACT

Directors and Executive Officers

The following persons are members of our Board of Directors and executive officers in the capacities indicated:

Name	Age	Position
Paul S. Lipschutz	61	President, CEO and Director
Robert F. Orr	41	CFO and Director
Brian Lee Allen	43	Chief Operating Officer

Paul S. Lipschutz, President, Secretary and Director, is a Wharton graduate and a recognized professional in licensing, marketing and distribution. Seasoned through years of experience managing public companies engaged in the development, marketing and distribution of sports collectibles, Mr. Lipschutz has leveraged this expertise and is developing a comprehensive product and distribution strategy for WaterPure International, Inc.

Robert F. Orr, CFO and Director, is a graduate from the University of Delaware and a Certified Public Accountant. During the last 15 years Mr. Orr has provided accounting and consulting services to public and closely held companies. Mr. Orr currently is affiliated with the accounting firm of Stein, Feldman and Sampson, LLC and is the Chief Financial Officer of Idayo Investor, a web based financial content provider.

Brian Lee Allen, COO, previously served as Nursing Home Administrator running a 240-bed skilled nursing facility with 212 employees in Bradenton, FL. During his tenure, his facility received a Superior Rating with zero deficiencies and was the second most profitable in the state of Florida. Over the last 14 years, Mr. Allen has had a successful Model/Acting career traveling throughout the world advertising for major companies.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission (SEC), initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Advisory Board Members

The Company has authorized the Board of Directors to establish and offer positions on its Board of Advisors to key professionals who it deems can aid the Company in executing its corporate vision.  The Board of Advisors, while aiding in the direction of the Company has and is not responsible for the execution of said plan.  Additionally, the Company’s Board of Advisors is materially not responsible for any decisions or determinations of the Company.  Rather, their function is to provide alternative opinions and professional guidance. The Board of Directors is solely responsible for any and all decisions that materially impact the Company.

Committees

There is currently no audit committee; however, the Board of Directors will form an audit committee at such time as there are at least two independent directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

None of our executive officers have been paid any cash compensation. We have no employment contracts with the chief executive officer or the chief operating officer, and we have executed a five-year employment agreement with the chief financial officer dated July 1, 2006; the Board of Directors may elect to enter into additional employment agreements in the future.

Grants of Stock Options

Pursuant to the employment agreement with the chief financial officer dated July 1, 2006, the Company issued 500,000 five year options to Robert Orr. The strike price of the options is equal to the closing price of the Company’s stock on June 29th 2007, (the last business day in the Company’s year end) which was $0.55. The Company recognized $231,300 in expense for the issuance of these options.

Compensation of Directors

We do not currently pay any compensation to our directors other than reasonable expenses incurred in connection with providing services as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2007, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company and each director, each executive officer and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since our incorporation on July 22, 2005, we have authorized the issuance of 20,511,750 shares of our common stock. Beloyan Investment Securities, an NASD member firm, completed the private placement of the Company’s securities. One million (1,000,000) of the Company’s founder’s shares were purchased by Stephen Beloyan and 1,000,000 founders shares were purchased by Blue Marlin, Inc.  Stephen Beloyan is the brother of Mark Beloyan who owns Beloyan Investment Securities. The sole officer and director of Blue Marlin, Inc. is the wife of Mark Beloyan.

Principal Shareholders

The following table disclose information concerning ownership of common stock by officers, directors and holders of 5% or more of our common stock. Our shares of common stock, which have been authorized for issuance, for purposes of these calculations, are calculated based on information available as of June 30, 2007 and include both securities authorized to be issued and securities which a named person has a right to acquire.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Paul S. Lipschutz 41 Lambert Lane, Lambertville, NJ	12,805,000	(1)	60.2%
Robert F. Orr 504 Catharine Street, Philadelphia, PA	0	(2)	0.0%
Brian Lee Allen Ft. Lauderdale, FL	0		0.0%
All officers and directors as a group (2 persons)	12,805,000		60.2%

(1)
Paul Lipschutz owns 60.2% of our to be issued and outstanding common stock and has the effective power to elect all members of the Board of Directors and to control the vote of substantially all of the matters relating to the Company.

(2)	Robert Orr has a 25% ownership interest in each of two partnerships, which each own 5,000 shares of the Company’s common stock.

ITEM 13. EXHIBITS

The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation of Exhibit as Set Forth in Item 601 of Regulation S-B	Description
3.1	Articles of incorporation
3.2	Bylaws
3.3	Articles of Amendment to Articles of Incorporation
4.1	Copy of common stock certificate
5.1 10.1	Opinion of Mark Perry, Esq. Employment Contract Agreement dated July 1, 2006
14.1	Code of Ethics
23.1	Consent of Carlin, Charron & Rosen, LLP
23.2	Consent of Mark Perry, Esq.(included in Exhibit 5.1)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1.
Audit Fees - the aggregate fees billed for the fiscal year ended June 30, 2007 for the audit of the Company’s financial statements, review of the interim financial statements and services provided in connection with regulatory filings totaled $37,789.

2.	Audit-Related Fees - there were no audit related fees billed during the years ended June 30, 2007.

3.	Tax Fees – there were no tax related fees billed during the years ended June 30, 2007

4.             All Other Fees – there were no other fees billed during the year ended June 30, 2007.

There is no audit committee at present.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaterPure International, Inc.

Date: September 26, 2007	By:	/s/ Paul S. Lipschutz
Paul S. Lipschutz
Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: September 26, 2007	By:	/s/ Paul S. Lipschutz
Paul S. Lipschutz
Chief Executive Officer, Director (Principal Executive Officer)

Date: September 26, 2007	By:	/s/ Robert F. Orr
Robert F. Orr
Chief Financial and Accounting Officer, Director (Principal Financial and Accounting Officer)