Form 10QSB
period 2007-09-30
WaterPure International
filed 2007-11-14
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,834,250 shares issued and outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2007 (unaudited) and June 30, 2007 (audited)	3
Statements of Operations for the three months ended September 30, 2007 and 2006, and cumulative from July 22, 2005 (inception) through September 30, 2007 (unaudited)	4
Statements of Changes in Stockholders' Equity for the period from July 22, 2005 (inception) through September 30, 2007 (unaudited)	5
Statements of Cash Flows for the three months ended September 30, 2007, and 2006 and cumulative from July 22, 2005 (inception) through September 30, 2007 (unaudited)	6
Notes to Financial Statements (unaudited)	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview	13
Results of operations	14
Liquidity and capital resources	14

ITEM 3. CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

Item 1. Legal proceedings	16
Item 2. Unregistered sales of equity securities and use of proceeds	16
Item 3. Defaults upon senior securities	16
Item 4. Submission of matters to a vote of security holders	16
Item 5. Other information	16
Item 6. Exhibits	16

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Cash	$5,994	$10,918
Accounts receivable	5,837	6,904
Other receivables	-	7,000
Inventories	104,227	63,642
Other	7,035	7,035

Total current assets	123,093	95,499

Trademark	325	325
Security deposit	200	200

Total assets	$123,618	$96,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITES
Accounts payable and accrued expenses	$73,850	$36,623
Notes payable	50,000	50,000
Due to officers	60,963	13,373
Due to stockholders	125,603	74,350

Total current liabilities	310,416	174,346

Convertible debt	50,000	50,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 40,000,000 authorized	2,193	2,127
Additional paid in capital	1,166,764	1,047,143
Deficit accumulated during the development stage	(1,405,755)	(1,177,592)

Total stockholders' equity (deficiency)	(236,798)	(128,322)

Total liabilities and stockholders' equity (deficiency)	$123,618	$96,024

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007

REVENUES	$17,179	$-	$23,458

COST OF GOODS SOLD	14,656	-	18,067

Gross profit	$2,523	$-	$5,391

EXPENSES

General and administrative expenses	227,686	21,526	1,388,081

LOSS FROM OPERATIONS	(225,163)	(21,526)	(1,382,690)

Interest expense	3,000	-	23,065

Loss before provision for income taxes	(228,163)	(21,526)	(1,405,755)
Provision for income taxes	-	-	-

Net loss	$(228,163)	$(21,526)	$(1,405,755)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.07)

Weighted average common shares outstanding	21,382,891	20,611,750	20,139,309

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007

	Common stock to be issued		Common stock issued and outstanding		Additonal paid in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$ -	-	$ -	$ -	$ -	$ -

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued as compensation - consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	18,750	-	18,750

Common stock issued as compensation - consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of options for services rendered					231,300		231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	-	21,271,750	2,127	1,047,143	(1,177,592)	(128,322)

Issuance of shares in connection with private placement (unaudited)	-	-	125,000	13	49,987	-	50,000

Common stock issued as compensation - consulting services (unaudited)	-	-	412,500	41	69,333	-	69,374

Exercise of options (unaudited)			125,000	12	301		313

Net loss (unaudited)	-	-	-	-	-	(228,163)	(228,163)

Balance September 30, 2007 (unaudited)	-	-	21,934,250	$ 2,193	$ 1,166,764	$ (1,405,755)	$ (236,798)

 The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228,163)	$(21,526)	$(1,405,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued - consulting services	69,374	-	732,149
Issuance of stock options - employee	-	-	231,300
Amortization of beneficial conversion discount	-	-	18,750
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	1,067	-	(5,837)
Other receivables	7,000	-	-
Inventories	(40,585)	(10,000)	(104,227)
Other	-	-	(7,035)
Security deposits	-	-	(200)
Increase/(Decrease) in:
Accounts payable and accrued expenses	37,227	15,713	73,850

Net cash used in operating activities	(154,080)	(15,813)	(467,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	(325)	(325)

Net cash used in investing activities	-	(325)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	50,000	-	176,445
Proceeds from sale of founders shares	-	-	10,000
Proceeds from exercise of options	313	-	313
Proceeds from notes payable	-	-	50,000
Advances from officers	47,590	-	60,963
Advances from stockholders	51,253	-	125,603
Proceeds from convertible debt	-	-	50,000

Net cash provided by financing activities	149,156	-	473,324

NET (DECREASE)/INCREASE IN CASH	(4,924)	(16,138)	5,994
CASH, beginning of period	10,918	53,515	-

CASH, end of period	$5,994	$37,377	$5,994

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended September 30, 2007 and 2006 and cumulative from inception (July 22, 2005) to September 30, 2007.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB as of June 30, 2007 and for the period commencing from inception (July 22, 2005) through June 30, 2007.

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

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations and minimal revenue. Operations from the Company’s inception through September 30, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2007 and June 30, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE

The Company makes judgments about the collectbility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of September 30, 2007, the Company had an allowance for bad debts of $0.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of September 30, 2007, inventories consisted of purchased finished goods plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through September 30, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At September 30, 2007, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

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

STOCK BASED COMPENSATION

The Company accounts for equity instruments exchanged for services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Under the provisions of SFAS No. 123R, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

NOTE 3 – NOTES PAYABLE

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

In accordance with EITF 98-5, during the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined fair value to be the closing market price of the stock at the commitment date. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE DEBT (continued)

The following table summarizes the various components of the convertible debentures as of September 30, 2007 and 2006:

	2007	2006
Convertible debentures described above	$50,000	-
Less: unamortized discount	-	-
Convertible debt	$50,000	-

NOTE 5 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2007, the Company issued 425,000 shares of its common stock for consulting services for $81,250. The Company also redeemed 12,500 shares that had been issued with a value of $11,875. In a separate transaction, the Company sold in a private placement 125,000 shares at $.40 per share for a total of $50,000. The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

NOTE 6 - RELATED PARTY TRANSACTIONS

LEASE

In April 2006, the Company entered into a sublease for the rental of its office space with Collectible Concepts Group, Inc. a Company whose Chief Executive Officer is also the President of this Company, for $170 per month for a six month period. In October 2006, the lease was extended for an additional twelve months.

DUE TO OFFICER

During the three months ended September 30, 2007, an officer extended cash to the Company in the amount of $47,590 to fund working capital needs to pay operating expenses. The total amount due to this officer was $60,963 and $13,373 as of September 30, 2007 and June 30, 2007, respectively.

DUE TO SHAREHOLDERS

During the three months ended September 30, 2007, certain shareholders extended cash to the Company in the amount of $51,253 to fund working capital needs. The total amount due to shareholders was $125,603 and $74,350 as of September 30, 2007 and June 30, 2007, respectively.

NOTE 7 - CONTROL

As of September 30, 2007, the Principal Executive Officer, President and Director holds 54.4% of the Company’s common stock and therefore may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters without approval of other stockholders.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS

At the time of inception, the Company issued 125,000 options to one of its consultants for services rendered. The exercise price was $.0025, the options were immediately exercisable, and expired five years from the grant date (July 22, 2005). These options were excercised on August 29, 2007.

During the year ended June 30, 2007, the Company issued 500,000 options to one of its executive officers. The exercise price was $0.55, which was the price of the Company’s common stock on the grant date.  The options were immediately exercisable and expire five years from the grant date.  The fair value of the options were estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $231,300 and was recognized during the year ended June 30, 2007.

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through September 30, 2007:

	Options	Weighted Average Exercise Price

Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.55
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.44
Granted	-	-
Exercised	125,000	-
Forfeited	-	-
Expired	-	-
Outstanding as of September 30, 2007	500,000	$0.55

125,000 options were exercised and $313 was received from the exercise of options for the period from July 22, 2005 (inception) through September 30, 2007.

NOTE 9 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the June 30, 2007 financial statements in the Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on September 30, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception – 2007 remain open to examination by the I.R.S. and state authorities.

We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

NOTE 10 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $1,405,755, has earned minimal revenues and has negative working capital as of September 30, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto. This report is for the quarter ended September 30, 2007. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

We are currently organizing our distribution and marketing programs, which consists of placing these products in retail establishments and other distribution channels. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our units and have generated minimum revenues from operations.

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

We have a working capital deficit of $187,323 at September 30, 2007, and have earned minimal revenues and have incurred a net loss from our inception through September 30, 2007 totaling $1,405,755.

Results of Operations

For the Period from July 22, 2005 (Inception) through September 30, 2007

Since the Company was formed on July 22, 2005, it has earned approximately $23,500 in revenues and has incurred a net loss since its inception of $1.4 million through September 30, 2007. Operations from the Company’s inception through September 30, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

In September 2007, we issued 125,000 shares of the Company’s common stock for $50,000. During the three months ended September 30, 2007, the Company borrowed for short term working capital advances from officers and stockholders totaling $47,590 and $51,253 respectively. The Company does not intend to pay interest on the principal borrowed from officers and stockholders.

ITEM 3 - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and l5d-I5 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future considerations, regardless of how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, we sold 125,000 shares for $50,000, to raise working capital.

Item 3. Defaults Upon Senior Securities

During the three months ended September 30, 2007, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2007, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to Articles of Incorporation (1)
4.1	Copy of common stock certificate (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906
32.2	Certification of CFO pursuant to Section 906

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed July 14, 2006, file # 333-135783

Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaterPure International, Inc.

Date: November 14, 2007
---------------------------------------
Paul S. Lipschutz
Principal Executive Officer, President
and Director

Date: November 14, 2007
-----------------------------------------
Robert F. Orr
Principal Financial and Accounting
Officer and Director