Form 10QSB
period 2007-12-31
WaterPure International
filed 2008-02-19
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 24,843,500 shares issued and outstanding as of February 11, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Index

PART I.FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2007(unaudited) and June 30, 2007(audited)	3
Statements of Operations for the three month and six month periods ended December 31, 2007 and 2006, and cumulative from July 22, 2005 (inception) through December 31, 2007 (unaudited)	4
Statement of Changes in Stockholders' Equity for the period from July 22, 2005(inception) through December 31, 2007 (unaudited)	5
Statements of Cash Flows for the six month period ended December 31, 2007, and 2006 and cumulative from July 22, 2005 (inception) through December 31, 2007 (unaudited)	6

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Cash	$29,554	$10,918
Accounts receivable - net of allowance ( $6,041 at December 31, 2007 and $-0- at June 30, 2007)	-	6,904
Other receivables	-	7,000
Inventories	110,796	63,642
Other	7,065	7,035

Total current assets	147,415	95,499

Trademark	325	325
Security deposit	200	200
Intangible asset - license	1,089,467	-

Total assets	$1,237,407	$96,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,034	$36,623
Notes payable	30,000	50,000
Due to officers	79,271	13,373
Due to stockholders	183,383	74,350

Total current liabilities	592,688	174,346

Accrued royalties payable	464,864	-
Convertible debt	50,000	50,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 100,000,000 authorized	2,328	2,127
Common stock to be issued	382,000	-
Additional paid in capital	1,361,442	1,047,143
Deficit accumulated during the development stage	(1,615,915)	(1,177,592)

Total stockholders' equity (deficiency)	129,855	(128,322)

Total liabilities and stockholders' equity (deficiency)	$1,237,407	$96,024

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					July 22, 2005
	Three months	Three months	Six months	Six months	(inception)
	ended	ended	ended	ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

REVENUES	$4,168	$-	$21,347	$-	$27,626

COST OF GOODS SOLD	4,825	-	19,481	-	22,892

Gross profit	$(657)	$-	$1,866	$-	$4,734

EXPENSES

General and administrative expenses	200,661	36,461	428,347	57,987	1,588,742

LOSS FROM OPERATIONS	(201,318)	(36,461)	(426,481)	(57,987)	(1,584,008)

Interest expense	3,445	-	6,445	-	26,510
Amortization expense	5,397	-	5,397	-	5,397

Loss before provision for income taxes	(210,160)	(36,461)	(438,323)	(57,987)	(1,615,915)

Provision for income taxes	-	-	-	-	-

Net loss	$(210,160)	$(36,461)	$(438,323)	$(57,987)	$(1,615,915)

Net loss per share basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)	$(0.08)

Weighted average per common share	22,412,125	20,611,750	21,897,508	20,611,750	20,368,083

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 22, 2005(INCEPTION) THROUGH DECEMBER 31, 2007

	Common stock to be issued		Common stock issued and outstanding		Additonal paid in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued as compensation - consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares (unaudited)	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	18,750	-	18,750

Common stock issued as compensation - consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of options for services rendered					231,300		231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	-	21,271,750	2,127	1,047,143	(1,177,592)	(128,322)

Common stock to be issued (unaudited)	2,020,000	382,000	-	-	-	-	382,000

Issuance of shares (unaudited)	-	-	1,125,000	113	149,887	-	150,000

Common stock issued as compensation - consulting services (unaudited)	-	-	771,750	76	164,111	-	164,187

Exercise of options (unaudited)			125,000	12	301		313

Net loss (unaudited)	-	-	-	-	-	(438,323)	(438,323)

Balance December 31, 2007	2,020,000	$382,000	23,293,500	$2,328	$1,361,442	$(1,615,915)	$129,855

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			July 22, 2005
	Six months	Six months	(inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438,323)	$(57,987)	$(1,615,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset - license	5,397		5,397
Common stock issued - for services	164,187	-	826,962
Issuance of stock options - employee	-	-	231,300
Amortization of beneficial conversion discount	-	-	18,750
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	6,904	-	-
Other receivables	7,000	-	-
Inventories	(47,154)	-	(110,796)
Other	(30)	(2,320)	(7,065)
Security deposits	-	-	(200)
Increase/(Decrease) in:
Accounts payable and accrued expenses	13,411	10,872	50,034

Net cash used in operating activities	(288,608)	(49,435)	(601,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	(50,000)	-	(50,000)
Trademark	-	(325)	(325)

Net cash used in investing activities	(50,000)	(325)	(50,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock and exercise of stock options	202,313	-	338,758
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	(20,000)	-	(20,000)
Advances from officers	65,898	-	79,271
Advances from stockholders	109,033	-	183,383
Proceeds from convertible debt	-	-	50,000

Net cash provided by financing activities	357,244	-	681,412

NET INCREASE/(DECREASE) IN CASH	18,636	(49,760)	29,554
CASH, beginning of period	10,918	53,515	-

CASH, end of period	$29,554	$3,755	$29,554

Supplemental disclosures of cash flow information:
1 The Company is to issue 1,500,000 shares valued at $330,000 for the license acquisition as described in Note 3
2  The Company recorded a liability of $250,000 for amounts owed for the license acquisition as described in Note 3
3  The Company recorded accrued royalties of $464,864, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 3 and Note 13

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Americaand the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended December 31, 2007 and 2006 and cumulative from inception (July 22, 2005) to December 31, 2007.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB as of June 30, 2007 and filed September 28, 2007 and for the period commencing from inception (July 22, 2005) through June 30, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company intends to market and eventually to manufacture the licensed Atmospheric Water Generators from Everest Water Ltd, the devices that harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market Mineral Additives that will permit addition of organic minerals; flavors and other desired additives to water produce by the machine. The Products will bear our own exclusive WaterPure branding.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations and minimal revenue. Operations from the Company’s inception through December 31, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2007 and June 30, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECIEVABLE

The Company makes judgments about the collectbility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of December 31, 2007, the Company had an allowance for bad debts of  $6,041.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of December 31, 2007, inventories consisted of purchased finished goods plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through December 31, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At December 31, 2007, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash, accounts payable and accrued expenses, due to officers and due to stockholders approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes payable was estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the notes payable approximate their carrying value. The fair value of the convertible notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Note 4 for a description of these instruments). The carrying value of the accrued royalties payable approximate fair value and was estimated by discounting future cash flows using a 5 % market discount rate. The Company’s financial instruments are held for other than trading purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company’s financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to Atmospheric Water Generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 at the date of this agreement. The Company paid $50,000 with the execution of the agreement and is currently in discussions to create new payment terms in an amendment to the agreement. The stock will be issued in two allotments: 1,000,000 shares 90 days after the execution of the agreement and an additional 500,000 shares 90 days later. The Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment of $100,000 beginning in year four of the agreement. This agreement terminates with the expiration of the patent on September 3, 2024.

The following table summarizes the various components of the Everest license as of December 31, 2007 and 2006:

	2007	2006
Original value of license described above	$1,094,864	$-
Less: accumulated amortization	5,397	-
License, net	$1,089,467	$-

Contingencies - Royalties

Pursuant to the licensing agreement as described in above, The Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment of $100,000 beginning in year four of the agreement. This agreement terminates with the expiration of the patent on September 3, 2024. The Company accrued a liability of $464,864, which represents the present value of the fourteen annual $100,000 payments that start in the fourth year of the agreement using a 12% discount rate.

NOTE 4 – NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of notes payable. The notes payable accrue interest at 12% per annum and were due six months from the date of the note.  On November 15, 2007 the term of these notes was extended for another six months.

During the six months ended December 31, 2007, the Company repaid $20,000 of the note.

NOTE 5 – CONVERTIBLE DEBT

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

In accordance with EITF 98-5, during the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company recognized this amount as interest expense immediately as the beneficial conversion features were exercisable immediately.  The Company determined fair value to be the closing market price of the stock at the commitment date. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2007, the Company issued 784,250 shares of its common stock for consulting services totaling $176,062. The Company also redeemed 12,500 shares that had been issued with a value of $11,875. In separate transactions, the Company sold in private placements and issued 125,000 shares at $.40 per share for a total of $50,000 and 1,000,000 shares at $.10 per share for a total of $100,000. The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

The Company is to issue 1,500,000 shares of common stock valued at $330,000 for the license acquisition as described in Note 3.

The Company is to issue 520,000 shares for the $52,000 of funds raised and collected that related to the private placement initiated in December 2007.

NOTE 7 - RELATED PARTY TRANSACTIONS

LEASE

In April 2006, the Company entered into a sublease for the rental of its office space with Collectible Concepts Group, Inc. a Company whose Chief Executive Officer is also the President of this Company, for $170 per month for a six month period. In October 2007, the lease was extended for an additional twelve months.

DUE TO OFFICER

During the six months ended December 31, 2007, an officer extended cash to the Company in the amount of $65,898 to fund working capital needs to pay operating expenses. The total amount due to this officer was $79,271 and $13,373 as of December 31, 2007 and June 30, 2007, respectively. The Company does not intend to pay interest on the amounts borrowed from this officer.

DUE TO STOCKHOLDERS

During the six months ended December 31, 2007, certain stockholders extended cash to the Company in the amount of $109,033 to fund working capital needs. The total amount due to stockholders was $183,383 and $74,350 as of December 31, 2007 and June 30, 2007, respectively. The Company does not intend to pay interest on the amounts borrowed from stockholders.

NOTE 8 - CONTROL

As of December 31, 2007 the Principal Executive Officer, President and Director and immediate family members held 50.25% of the Company’s common stock and therefore may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters without approval of other stockholders.

NOTE 9 – STOCK OPTIONS

At the time of inception, the Company issued 125,000 options to one of its consultants for services rendered. The exercise price was $.0025, the options were immediately exercisable, and expired five years from the grant date (July 22, 2005). These options were exercised on August 29, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS (continued)

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

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through December 2007:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005(inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.55
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.44
Granted	-	-
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of December 31, 2007	500,000	$0.55

125,000 options were exercised and $313 was received from the exercise of options for the period from July 22, 2005(inception) through December 31, 2007.

NOTE 10 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the June 30, 2007financial statements in the Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on December 31, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (continued)

The Company is subject to U.S.federal income tax as well as income tax of certain state jurisdictions.  The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception – 2007 remain open to examination by the I.R.S. and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense

NOTE 11 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $1,615,915, has earned minimal revenues and has negative working capital as of December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 12 - SUBSEQUENT EVENTS

Private Placement - The Company has received $120,500 related to the sale of $1,205,000 shares common stock subsequent to December 31, 2007.

On January 26, 2008, the Company entered into an employment agreement with Paul S Lipschutz, its Chief Executive Officer for a three-year period, to provide salary, bonuses, and other fringe benefits. The base salary will be $150,000 annually.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto. This report is for the quarter ended December 31, 2007. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

WaterPure International, Inc. (“WPII”) was organized under the laws of the state of Florida on July 22, 2005 and is doing business as a marketer of the WaterPure Atmospheric Water Generator, a branded product of the Company. We were structured as a marketing entity and therefore have not been engaged in the design, development or manufacturing of products, however, we do intend to manufacture licensed products in the future. We intend to market our product in North America, South America and the Caribbean providing various versions of our devices, which produce drinking water from ambient air.

We are currently organizing our distribution and marketing programs and intend to place our products into the retail market through distributor relationships. Our intent will be on establishing defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our units and have generated minimal revenues from operations.

Our current product line consists of three atmospheric water generators (“AWG’s”) suitable for home/small office use and for higher volume office or commercial use. These AWG’s take the air we breathe and transform it into fresh, safe and good tasting drinking water. Operating on standard 110v power in the U.S., consumer and office model AWGs look and operate similar to typical coolers but without the need for expensive delivery and heavy lifting of 5 gallon water jugs. The Company’s condensation and purification process takes water out of ambient air (humidity) and filters and purifies potable water free from any foreign matter, bacterial, organic and other impurities. Tests on our water confirmed a 99.9% level of purity, far exceeding today’s EPA requirements. Our products bear our own exclusive WaterPure branding. We registered WaterPure brand as our registered trademark.

We have been marketing three models of Atmospheric Water generators from two different suppliers and have generated minimal revenues from operations. All three models are marketed pursuant to a license agreement from Everest. As of this date, we have chosen not to continue our supply relationship with the Korean manufacturer, however, we may reestablish the relationship at any time, if necessary, for operations. In December 2007, we entered into two license agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of Atmospheric Water Generators. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a Mineral Additive water generator process that will permit the addition of organic minerals, flavors and other additives to water produced by the machine. Consideration for the license agreements is being made in cash and WPUR common stock. We have made the initial cash payment of the associated license fees but have not paid the additional payments required under our written agreement.  We are currently in discussions to create new payment terms in an amendment to the agreement.

Our purpose in acquiring these intellectual property rights is to enable us to either directly or indirectly manufacture our own products.  We are currently interviewing existing manufacturers of similar products as potential contractors to produce the initial run of the new products. There can be no assurance, however, that we will be successful in locating a contractor to manufacture our new products and we may be forced to implement our own in-house manufacturing facility. If we are unable to obtain sufficient capital to fund the implementation of such a manufacturing facility it may have a material adverse effect on our revenue and profit plan.

We have had discussions and intend to enter into Marketing and Exclusive Supply Agreement with an experienced team of network marketers who will be operating under a newly formed company called XZIEX, Inc. XZIEX is a network marketing company whose principal purpose is to sell our AWG products through direct sales channels.

The founders of XZIEX have represented to us that they have over 50 years of combined experience in network selling and built direct sales organizations of over 200,000 distributors. XZIEX’s marketing plan will promote both the AWG products and the network selling business opportunity using television, internet marketing and face-to-face marketing.

In December 2007, The Company initiated a private placement of its common stock valued at $0.10 per share. At December 31, 2007, the Company raised $52,000 from this offering, and has raised an additional $120,500 subsequent to December 31, 2007.

On January 26, 2008, the Company entered into an employment agreement with Paul S Lipschutz, its Chief Executive Officer for a three-year period, to provide salary, bonuses, and other fringe benefits. The base salary will be $150,000 annually.

Our current burn rate of available capital is currently unable to support operations for the next 12 months. This consists of approximately $450,000 for manufacturing, $150,000 for sales and marketing and $200,000 for general and administrative expenses and working capital. An additional $100,000 would be utilized for the production and execution of our marketing support program. The Company is currently working on raising enough capital to cover these expenditures. In the event we do not raise any additional funding, we could support our basic overhead costs for approximately three months based on our financials.

We have a working capital deficit of $445,273 at December 31, 2007, have earned minimal revenues and have incurred a net loss from our inception through December 31, 2007 totaling $1,615,915.

Results of Operations

For the Period from July 22, 2005 (Inception) through December 31, 2007

Since the Company was formed on July 22, 2005, it has earned approximately $27,600 in revenues and has incurred a net loss since its inception of $1.6 million through December 31, 2007. Operations from the Company’s inception through December 31, 2007 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

In September 2007, we issued 125,000 shares of the Company’s common stock for $50,000. In December 2007, we issued 1,000,000 shares of the Company’s stock for 100,000. During the six months ended December 31, 2007, the Company borrowed for short-term working capital advances from an officer and stockholders totaling $ 65,898 and $109,033 respectively. The Company does not intend to pay interest on the principal borrowed from officers and stockholders.

ITEM 3 - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and l5d-I5 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future considerations, regardless of how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2007, we sold 1,000,000 shares for $100,000, to raise working capital.

Item 3. Defaults Upon Senior Securities

During the three months ended December 31, 2007, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2007, we did not submit any matters to a vote of our security holders.

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

WaterPure International, Inc.

Date: February 19, 2008	By:	/s/ Paul S. Lipschutz
Paul S. Lipschutz
Principal Executive Officer, President and Director

Date: February 19, 2008	By:	/s/ Robert F. Orr
Robert F. Orr
Officer and Director