Form 10-Q
period 2008-03-31
WaterPure International
filed 2008-05-15
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from _________ to _________

Commission file number: 333-135783

WATERPURE INTERNATIONAL, INC.
(Exact name of registrant as specified on its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 Lower State Road
Doylestown, PA 18901
(Address of principal executive offices)

(215) 491-1075
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 5, 2008, there were 29,061,876 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Balance sheets at March 31, 2008 (unaudited) and June 30, 2007	3

		Statements of operations for the three and nine months ended March 31, 2008 and 2007, and cumulative from July 22, 2005 (inception) through March 31, 2008 (unaudited)	4

		Statement of changes in stockholders’ equity for the period from July 22, 2005 (inception) through March 31, 2008 (unaudited)	5

		Statements of cash flows for the nine month period ended March 31, 2008, and 2007, and cumulative from July 22, 2005 (inception) through March 31, 2008 (unaudited)	6

		Notes to unaudited financial statements	7-13

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

	ITEM 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	18
	ITEM 1A.	Risk Factors	18
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Submission of Matters to a Vote of Security Holders	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18

	SIGNATURES		19

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Cash	$4,657	$10,918
Accounts receivable - net of allowance ($205 at March 31, 2008 and $-0- at June 30, 2007)	26,228	6,904
Other receivables	-	7,000
Inventories	81,361	63,642
Prepaid consulting fees	11,100	-
Other	7,035	7,035

Total current assets	130,381	95,499

Trademark	325	325
Security deposit	-	200
Intangible asset - license, net of accumulated amortization	1,073,126	-

Total assets	$1,203,832	$96,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$43,942	$3,098
Accrued expenses	291,960	33,525
Notes payable	25,000	50,000
Due to officers	66,126	13,373
Due to stockholders	93,904	74,350

Total current liabilities	520,932	174,346

Accrued royalties payable	482,729	-
Convertible debt	50,000	50,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 100,000,000 shares authorized	2,729	2,127
Common stock to be issued	462,500	-
Additional paid in capital	2,530,777	1,047,143
Deficit accumulated during the development stage	(2,845,835)	(1,177,592)

Total stockholders' equity (deficiency)	150,171	(128,322)

Total liabilities and stockholders' equity (deficiency)	$1,203,832	$96,024

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					July 22, 2005
	Three months	Three months	Nine months	Nine months	(inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

REVENUES	$40,896	$-	$62,243	$-	$68,522

COST OF GOODS SOLD	36,205	-	55,686	-	59,097

Gross profit	4,691	-	6,557	-	9,425

EXPENSES

General and administrative expenses	1,196,327	49,192	1,624,674	107,179	2,785,069

LOSS FROM OPERATIONS	(1,191,636)	(49,192)	(1,618,117)	(107,179)	(2,775,644)

Interest expense	4,078	-	10,523	-	30,588
Accrection of accrued royalties	17,865	-	17,865	-	17,865
Amortization expense	16,341	-	21,738	-	21,738

Loss before provision for income taxes	(1,229,920)	(49,192)	(1,668,243)	(107,179)	(2,845,835)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,229,920)	$(49,192)	$(1,668,243)	$(107,179)	$(2,845,835)

Net loss per share basic and diluted	$(0.05)	NIL	$(0.07)	$(0.01)	$(0.14)

Weighted average per common share	26,004,997	20,611,750	23,256,714	20,611,750	20,878,490

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2008

	Common stock to be issued		Common stock issued and outstanding		Additonal paid in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock to be issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of options as compensation	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	-	21,271,750	2,127	1,047,143	(1,177,592)	(128,322)

Common stock to be issued (unaudited)	2,825,000	462,500	-	-	-	-	462,500

Issuance of shares (unaudited)	-	-	2,805,000	281	317,719	-	318,000

Issuance of shares as repayment of amount due to stockholders (unaudited)	-	-	467,626	47	70,097	-	70,144

Common stock issued for consulting services (unaudited)	-	-	2,621,750	262	519,425	-	519,687

Issuance of options as compensation (unaudited)	-	-	-	-	576,092	-	576,092

Exercise of options (unaudited)	-	-	125,000	12	301	-	313

Net loss (unaudited)	-	-	-	-	-	(1,668,243)	(1,668,243)

Balance March 31, 2008	2,825,000	$462,500	27,291,126	$2,729	2,530,777	$(2,845,835)	$150,171

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			July 22, 2005
	Nine months	Nine months	(inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,668,243)	$(107,179)	$(2,845,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royaties	17,865	-	17,865
Amortization of intangible asset - license	21,738	-	21,738
Common stock issued for consulting services	519,687	-	1,182,462
Stock compensation expense pursuant to stock options	576,092	-	807,392
Amortization of beneficial conversion discount	-	-	18,750
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(19,324)	-	(26,228)
Other receivables	7,000	-	-
Inventories	(17,719)	-	(81,361)
Prepaid consulting fees	(11,100)	-	(11,100)
Other	-	(2,831)	(7,035)
Security deposits	200	-	-
Increase/(Decrease) in:
Accounts payable and accrued expenses	59,279	14,755	95,902

Net cash used in operating activities	(514,525)	(95,255)	(827,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	(60,000)	-	(60,000)
Trademark	-	(325)	(325)

Net cash used in investing activities	(60,000)	(325)	(60,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock and exercise of stock options	450,813	-	587,258
Proceeds from notes payable	-	31,350	50,000
Repayment of notes payable	(25,000)	-	(25,000)
Advances from officers	52,753	14,177	66,126
Advances from stockholders	89,698	-	164,048
Proceeds from convertible debt	-	-	50,000

Net cash provided by financing activities	568,264	45,527	892,432

NET INCREASE/(DECREASE) IN CASH	(6,261)	(50,053)	4,657
CASH, beginning of period	10,918	53,515	-

CASH, end of period	$4,657	$3,462	$4,657

Supplemental disclosures of cash flow information:
 1The Company is to issue 1,500,000 shares of common stock valued at $330,000 for the license acquisition as described in Note 3
2The Company recorded a liability of $240,000 for amounts owed for the license acquisition as described in Note 3
3The Company recorded accrued royalties payable of $464,864, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 3
4The Company issued 467,626 shares of common stock valued at $70,144 as repayment of amounts due to stockholders as described in Notes 6 and 7

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended March 31, 2008 and 2007 and cumulative from inception (July 22, 2005) to March 31, 2008.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB as of June 30, 2007 and filed September 28, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company intends to market and eventually to manufacture the licensed Atmospheric Water Generators from Everest Water Ltd. These devices harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market Mineral Additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The Products will bear our own exclusive WaterPure branding.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has no principal operations and minimal revenue. Operations from the Company’s inception through March 31, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2008 and June 30, 2007.

ACCOUNTS RECIEVABLE

The Company makes judgments about the collectibilty of accounts receivable in order to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of March 31, 2008, the Company had an allowance for bad debts of $205.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES

The Company states inventories at the lower of cost or market.  As of March 31, 2008, inventories consisted of purchased finished goods plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

INTANGIBLE ASSETS

The Company accounts for its intangible assets (Everest license-Note 3) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that intangible assets with finite lives, such as the Company’s license, be amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An impairment charge is recognized if a reporting unit’s intangible asset carrying amount exceeds its implied fair value.

CONVERTIBLE DEBT

The Company accounts for its convertible debt in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” which require the embedded beneficial conversion features present in convertible securities to be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognizes the resulting discount as interest expense over the minimum period from date of issuance through the date of earliest conversion using the effective interest method.

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

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At March 31, 2008, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assess the financial strength of its customers, and, as a result, believes that their accounts receivable credit risk exposure is limited.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, due to officers and due to stockholders approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes payable was estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the notes payable approximate their carrying value. The fair value of the convertible notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Note 4 for a description of these instruments). The carrying value of the accrued royalties payable approximate fair value and was estimated by discounting future cash flows using a 12% discount rate. The Company’s financial instruments are held for other than trading purposes.

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.

STOCK BASED COMPENSATION

The Company accounts for equity instruments exchanged for services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  Under the provisions of SFAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at the grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company’s financial statements.

NOTE 3 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to Atmospheric Water Generators and mineral additive units. The Company agreed to pay $300,000, and issue 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $10,000 in March 2008, and is currently in discussions to create new payment terms in an amendment to the agreement. The stock will be issued in two allotments: 1,000,000 shares which is being held until completion of the prototype machine per the agreement and an additional 500,000 shares 90 days later. The Company will pay Everest Water LTD an 8% royalty payment with a guaranteed minimum payment of $100,000 per year beginning in year four of the agreement. This agreement terminates with the expiration of the patent on September 3, 2024.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INTANGIBLE ASSETS – LICENSE (continued)

The following table summarizes the various components of the Everest license as of March 31, 2008 and 2007:

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guaranteed minimum payment of $100,000 beginning in year four of the agreement. This agreement terminates with the expiration of the patent on September 3, 2024. The Company has recognized a license cost and liability of $482,729, which represents the present value of the fourteen annual $100,000 payments that start in the fourth year of the agreement using a 12% discount rate.

NOTE 4 – NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of notes payable. The notes payable accrue interest at 12% per annum and were due six months from the date of the note.  On November 15, 2007 the term of these notes was extended for another six months.

During the nine months ended March 31, 2008, the Company repaid $25,000 of the note.

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

In accordance with EITF 98-5, during the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company recognized this amount as interest expense on the commitment date as the beneficial conversion features were exercisable immediately.  The Company determined fair value to be the closing market price of the stock at the commitment date. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2008, the Company issued 2,634,250 shares of its common stock for consulting services totaling $531,562. The Company also redeemed 12,500 shares that had been issued with a value of $11,875.

During the nine months ended March 31, 2008, the Company issued 467,626 shares of common stock for $70,144 due to stockholders.

During the nine months ended March 31, 2008, in separate private placement transactions, the Company issued 125,000 shares at $.40 per share for a total of $50,000 and 2,680,000 shares at $.10 per share for a total of $268,000. The fair value of the shares issued was determined based on the closing market price of the shares at the date of the agreements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

The Company is to issue 1,500,000 shares of common stock valued at $330,000 for the license acquisition as described in Note 3.

The Company is to issue 1,325,000 shares for the $132,500 of funds raised and collected relating to a private placement initiated in December 2007.

NOTE 7 - RELATED PARTY TRANSACTIONS

LEASE

In April 2006, the Company entered into a sublease for the rental of its office space with Collectible Concepts Group, Inc. a company whose Chief Executive Officer is also the President of the Company, for $170 per month for a six month period. In October 2007, the lease was extended for an additional twelve months.

DUE TO OFFICER

During the nine months ended March 31, 2008, an officer advanced cash to the Company in the amount of $52,753 to fund working capital needs to pay operating expenses. The total amount due to this officer was $66,126 and $13,373 as of March 31, 2008 and June 30, 2007, respectively. The Company does not intend to pay interest on the amounts borrowed from this officer.

DUE TO STOCKHOLDERS

During the nine months ended March 31, 2008, certain stockholders advanced cash to the Company in the amount of $89,698 to fund working capital needs. The Company issued 467,626 shares of common stock as repayment for $70,144 of the amount due to stockholders. The total amount due to stockholders was $93,904 and $74,350 as of March 31, 2008 and June 30, 2007, respectively. The Company does not intend to pay interest on the amounts borrowed from stockholders.

NOTE 8 – STOCK OPTIONS

At the time of inception (July 22, 2005), the Company issued 125,000 options to one of its consultants for services rendered. The exercise price was $.0025, the options were immediately exercisable, and expired five years from the grant date. These options were exercised on August 29, 2007.

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

During the nine months ended March 31, 2008, the Company issued 3,000,000 options to one of its executive officers. The exercise price was $0.10, which is a discount to the price of the Company’s common stock price of $.20 on the grant date.  The options were immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $576,092 and was recognized during the three and nine months ended March 31, 2008.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS (continued)

To determine the fair value of the options granted during the nine months ended March 31, 2008, the Company used the following assumptions in their Black-Scholes option -price calculation:

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S. Treasury yield at the time of the grant.

•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding.

•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future.

•
The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through March 2008:
	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.55
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.44
Granted	3,000,000	0.10
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2008	3,500,000	$0.164

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS (continued)

During the nine months ended March 31, 2008, 125,000 options were exercised and $313 was received from the exercise of options.

The intrinsic value of the options granted was $300,000 at March 31, 2008.

NOTE 9 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the June 30, 2007 financial statements in the Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on March 31, 2008.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception – 2007 remain open to examination by the I.R.S. and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

NOTE 10 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $2,845,835, has earned minimal revenues and has negative working capital as of March 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 11 - SUBSEQUENT EVENTS

In April 2008, the Company entered into an agreement with a law firm. The agreement stipulates that the Company will issue 100,000 shares of common stock as compensation for legal services that will be performed from April through June 2008.
.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Overview

We were organized under the laws of the state of Florida on July 22, 2005 and are doing business as a marketer of the WaterPure Atmospheric Water Generator, a branded product we have obtained pursuant to a marketing license agreement. We were structured as a marketing entity and therefore have not been engaged in the design, development or manufacturing of the WaterPure Atmospheric Water Generator, however, we do intend to manufacture our own licensed products in the future. We intend to market our products in North America, South America and the Caribbean providing various versions of our devices, which produce drinking water from ambient air.

We are currently organizing our distribution and marketing programs and intend to place our products into the retail market through distributor relationships. Our intent will be on establishing defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold a small number of units and have generated minimal revenues from operations.

Our current product line consists of three atmospheric water generators (“AWG’s”) suitable for home/small office use and for higher volume office or commercial use. These AWG’s take the air we breathe and transform it into fresh, safe drinking water. Operating on standard 110v power in the U.S., consumer and office model AWGs look and operate similar to typical water coolers but without the need for expensive delivery and heavy lifting of 5 gallon water jugs. The AWG’s condensation and purification process takes water out of ambient air (humidity) and filters and purifies the water from any foreign matter, bacterial, organic and other impurities. Our products bear our own exclusive WaterPure branding. We registered WaterPure brand as our registered trademark.

We have been marketing three models of AWG’s from two different suppliers and have generated minimal revenues from operations. All three models are marketed pursuant to a license agreement from Everest Water Ltd. As a result of lack of financing to purchase AWG’s, we have chosen not to continue our supply relationship with the Korean manufacturer, however, we may reestablish the relationship at any time. In December 2007, we entered into two worldwide license agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of AWG’s. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a Mineral Additive water generator process that will permit the addition of organic minerals, flavors and other additives to water produced by the machine. We agreed to pay $300,000 and issue 1,500,000 shares of our common stock, valued at $330,000 as consideration for this agreement. We paid $50,000 with the execution of the agreement and an additional $10,000 in March 2008, and are currently in discussions to create new payment terms in an amendment to the agreement. The stock will be issued in two allotments: 1,000,000 shares, which are being held until completion of the prototype machine per the agreement and an additional 500,000 shares 90 days later. The Company will pay Everest Water LTD an 8% royalty payment with a guaranteed minimum annual payment of $100,000 beginning in year of the agreement. This agreement terminates with the expiration of the patent on September 3, 2024.

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

On March 3, 2008, we entered into a Marketing and Exclusive Supply Agreement with an experienced team of network marketers who will be operating under a newly formed company called XZIEX, Inc. XZIEX is a network marketing company whose principal purpose is to sell our AWG products through direct sales channels.

The founders of XZIEX have represented to us that they have over 50 years of combined experience in network selling and built direct sales organizations of over 200,000 distributors. XZIEX’s marketing plan will promote both the AWG products and the network selling business opportunity using television, internet marketing and face-to-face marketing.

In December 2007, we initiated a private placement for 2,000,000 shares of our common stock valued at $0.10 per share. At March 31, 2008, we had raised $400,500 from this offering, and have raised an additional $5,000 subsequent to March 31, 2008.

On January 1, 2008, we entered into an employment agreement with Paul S Lipschutz, our Chief Executive Officer for a three-year period, which provides salary, bonuses, and other fringe benefits. The base salary will be $150,000 annually and Mr. Lipschutz received options to purchase 3,000,000 shares of our common stock, exercisable at $.10 per share. The options are immediately exercisable and expire five years from the grant date.

Results of Operations

For the Period from July 22, 2005 (Inception) through March 31, 2008

Since we were formed on July 22, 2005, we have earned approximately $68,500 in revenues and have incurred a cumulative net loss since our inception of $2.8 million through March 31, 2008. Operations from inception through March 31, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

As of March 31, 2008, we have a working capital deficit of $390,551, have earned minimal revenues and have incurred a net loss from our inception through March 31, 2008 totaling $2,845,835.

We have financed our losses through the issuance of our common stock, and loans from officers and stockholders. During the nine months ended March 31, 2008, we received the following capital infusions: $450,813 from the sale of our common stock, and loans from officers and stockholders totaling $52,753 and $89,698, respectively. We issued 467,626 shares of our common stock to repay $70,144 in advances from stockholders. We do not intend to pay interest on the advances borrowed from officers and stockholders.

We do not have enough capital to support operations for the next 12 months. We anticipate we will need approximately $2 million, consisting of approximately $900,000 for manufacturing, $200,000 for sales and marketing and $800,000 for general and administrative expenses and working capital. An additional $100,000 would be utilized for the production and execution of our marketing support program. We currently do not have any commitments for additional capital, and have no assurances that capital will be available on terms acceptable to us, or at all.

Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements for the fiscal year ended June 30, 2007 that states there is substantial doubt about our ability to ontinue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Revenue Recognition: We recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which outlines the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of March 31, 2008, we had an allowance for bad debts of $205.  We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Realizability of Inventory Values:  We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.  As of March 31, 2008, we had inventory of $81,361on hand.

Intangible Assets: We accounts for our intangible assets (Everest License-Note 3) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that intangible assets with finite lives, such as the Company’s license, be amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An impairment charge is recognized if a reporting unit’s intangible asset carrying amount exceeds its implied fair value.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, due to officers and due to stockholders approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes payable was estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the notes payable approximate their carrying value. The fair value of the convertible notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Note 4 for a description of these instruments). The carrying value of the accrued royalties payable approximate fair value and was estimated by discounting future cash flows using a 12% discount rate. Our financial instruments are held for other than trading purposes.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a significant impact on our financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we issued 1,680,000 shares for $168,000, to raise working capital. The shares were issued to three accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the  requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                WATERPURE INTERNATIONAL, INC.

Date: May 15, 2008	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: May 15, 2008	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)