Form 10-K
period 2008-06-30
WaterPure International
filed 2008-10-14
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008
Commission File Number 333-135783

WATERPURE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
525 Plymouth Road, Suite 310 Plymouth Meeting, PA	19462 (954) 728-2405
(Address of principal executive office)	(Zip Code) (Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2007, based on the closing sales price of the Common Stock as quoted on the Nasdaq Over-the-Counter Bulletin Board was $2,212,700. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of October 6, 2008, there were 38,262,987 shares of registrant’s common stock outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report of WaterPure International, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is http://www.waterpureinternational.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

References to Company Abbreviations (“we”, “our”, etc.) refer to WaterPure International, Inc.

References to the “Bulletin Board,” the “OTCBB” or the “OTC Bulletin Board” are to the Over-the-Counter Bulletin Board, a securities quotation service, which is accessible at the website www.otcbb.com.

WATERPURE INTERNATIONAL, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2008

PART I

ITEM 1.   BUSINESS

Overview

WaterPure International, Inc. was organized under the laws of the state of Florida on July 22, 2005 and conducts business as a marketer of the WaterPure Atmospheric Water Generator (“AWG”), a branded product of ours. We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of products, however, we do intend to manufacture our own licensed products in the future. We intend to operate in North America, South America and the Caribbean providing various versions of our devices, which produce drinking water from ambient air.

We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases. Pollution from sewage, industry, agriculture and acid rain has destroyed surface water reservoirs and aquifers. Water generation treatment and filtration is poised to be an important humanitarian industry as we learn more about global warming.

Our product line consists of three AWGs suitable for home and small office use and for higher volume office or commercial use. In December 2007, we entered into two worldwide license agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of AWGs. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to the water produced by the machine.

We have previously purchased our products from a manufacturer in South Korea under an Original Equipment Manufacturer arrangement. However, as a result of a lack of financing to purchase AWGs and uncertainty regarding the manufacturer’s ability to deliver in accordance with orders, we have chosen not to continue our supply relationship with the Korean manufacturer, but we may reestablish the relationship at any time. Currently, we are selling the remaining inventory from our original purchases from the Korean Manufacturer and purchasing additional AWGs from H2O Liquid Air-Florida and another supplier in North Carolina on an as-needed basis.

We made efforts to organize the distribution and marketing programs and intend to place our products into the retail market through distributor relationships.  On July 5, 2007, we announced the appointment of Midwest Future Technology, LLC as our master distributor for our atmospheric water generator products in the Indiana, Ohio and Kentucky region for direct sales to businesses and consumers. We have since terminated that distributorship for lack of performance. Additional distributorships have been established in Greece, Bermuda and the Cayman Islands.

For the year ended June 30, 2008, we had revenue of approximately $66,000 and net loss of approximately $2.29 million.

Business Strategy

We are currently organizing our distribution and marketing programs, which consists of placing these products in retail establishments and other distribution channels. Our primary focus will be on establishing the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first units and have generated minimum revenues from operations.

We intend to generate revenue from the sale of our products through three channels at the present time:

•	Establish effective marketing channels for our products through a network of distributors and retailers in selected markets;
•
Support revenue generation in these channels by effectively educating the consumer marketplace and promoting the use of atmospheric water generators as a means of assuring the delivery of safe, healthy water at low costs; and

•	Have our manufacturer provide the atmospheric water generator line under our WaterPure Pro and Executive brand labels.

Products and Suppliers

The basic technology employed by our product to produce water from air has been in use in other applications for many decades. Looking very much like the traditional water cooler (but without the inverted water bottle supplying the liquid), the WaterPure Water Generator stands in a residential or office environment and converts the water contained in the ambient air to water, providing a continuing supply of fresh, pure, hot or cold water. The essential processes employed by the water generator are simply evaporation and condensation. Water collected from this processes is then treated through various specialized filters and ultra violet light purification to obtain the desired degree of safe water output. Water produced from AWGs is not currently regulated by government authorities, however our water exceeds FDA standards for potable/drinking water. Since there is no revolutionary or unproven technology utilized in our process, we expect that the risks of failure of the product to perform as advertised are nominal.

Our current product line consists of three AWGs suitable for home and small office use and for higher volume office or commercial use. These AWGs take the air we breathe and transform it into fresh, safe drinking water. Our U.S. consumer and office models operate on standard 110 volt power and look and operate similar to typical water coolers but without the need for expensive delivery and heavy lifting of 5 gallon water jugs. The AWGs condensation and purification process takes water out of ambient air (humidity) and filters and purifies the water from any foreign matter, bacterial, organic and other impurities.

Our products bear our own exclusive WaterPure branding. We have registered WaterPure brand as our registered trademark. The following are our three AWG models:

•	Water Workhorse;
•	Executive; and
•	Executive II.

The Water Workhorse is the largest of our AWGs and can store up to nine gallons of water at full capacity. The device utilizes a series of four filters and UV (Ultra Violet) light to treat water. These devices are best suited for office environments where higher volumes of water are generally called for. We initially purchased this device from the Korean manufacturer and are currently acquiring units for inventory from a supplier in North Carolina.

The Executive is a smaller AWG and functions in much the same manner as the Water Workhorse but is designed to have a more attractive appearance looking more like an appliance suitable for placement in the home. The Executive can provide up to five gallons of water at peak performance. We acquired the Executive from the Korean manufacturer.

The Executive II is similar in performance to the Executive model providing up to five gallons of water at top operating levels. This device however utilizes only one filter and the UV light to treat water. The Executive II is also less attractive than the Executive model and resembles the typical water cooler in appearance. This device is suitable for small office applications. We purchase the Executive II from H2O Liquid Air-Florida from their existing inventory.

We have been engaged in the development of a new AWG in connection with the patent license we acquired from Everest Water Ltd. This new device utilizes ozone to eliminate microorganisms, has increased water producing ability, has a more attractive appearance and uses fewer parts than the machines we are currently marketing. The new AWG will also include an optional feature that will permit the user to add flavors and natural herbal additives such as green tea.  We expect the new AWG will be available for purchase within the next 12 months, although we are aiming to have it available within the next six months.

As a result of our delivery experience and a lack of financing to purchase AWGs, we have chosen not to continue our supply relationship with the Korean manufacturer, however, we may reestablish the relationship at any time. We have been marketing three models of AWGs from our existing inventory as well as new purchases from Liquid Air-Florida and have generated minimal revenues from operations.

Competitive Advantage

The atmospheric water generator and filtration system industry is relatively new and rapidly evolving. Based on our research, there are possibly 10 entities experimenting with the technology of water generation, of which five are direct active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another. The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors. Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge, which is a substantial barrier for others to enter this field.

Our product has certain advantages over the bottled water competitors. AWGs can take the air we breathe and transform it into fresh, safe drinking water. Operating on standard 110v power in the U.S., consumer and office model AWGs look and operate similar to typical water coolers but without the need for expensive delivery and heavy lifting of five gallon water jugs. The AWGs condensation and purification process takes water out of ambient air (humidity) and filters and purifies the water from any foreign matter, bacterial, organic and other impurities. Our products bear our own exclusive WaterPure branding, and we registered WaterPure brand as our registered trademark.

The principal competition within the AWG industry comes from Air to Water, Inc., also known as World Wide Water Company. This company holds a patent for atmospheric water generators for various distributors, a similar water generating device and has product manufactured in China. Yuxin, a Chinese manufacturing company, also produces atmospheric water generators for various distributors. Our previous AWG products are comparable to the others in the industry utilizing similar technologies with certain differences consistent with patented processes. Our new AWG, which will be manufactured under the Everest patent licenses we have acquired, will provide a competitive advantage over the others in our field. Our new AWG, which we call the 3-Z, contains 50% fewer parts and has a higher reliability than the competitive devices. Additionally, our 3-Z employs an ozone treatment to purify the water from all microorganisms as opposed to the UV (ultra violet) light applications utilized by other AWGs. This is an extremely effective method of eliminating all bacteria and other microorganisms and has the additional benefit of being environmentally friendly inasmuch as there is no UV lamp to be replaced and disposed of.

Today, governments and health professionals are starting to realize and understand the negative health effects of pollution, chemicals used to disinfect water supplies, and residual salt in desalinated water, and how they affect human bodies. We believe there is a robust market opportunity that exists for atmospheric water generators and filtration systems. These technologies can provide an alternative solution to the world’s shortage of fresh water and provide clean, safe drinking water in various geographical settings.

Customers

AWGs are suitable for home/small office use and for higher volume office or commercial use. They are currently sold in the United States (California, Florida, Georgia, New Jersey and New York) as well as internationally (Bermuda, Cayman Islands and Greece).

Sales, Marketing and Distribution

We are currently organizing our distribution and marketing programs and intend to place our products into the retail market through distributor relationships. Our intent is on establishing defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold a small number of units and have generated minimal revenues from operations.

We currently have contracts with six distributors, located in Florida, California, Greece, Bermuda and the Cayman Islands, to sell our products. On July 5, 2007, we appointed Midwest Future Technology as our master distributor for our AWGs products in the Indiana, Ohio and Kentucky region for direct sales to businesses and consumers in Indiana, Ohio and Kentucky. We have since terminated this distributorship due to lack of performance.

On December 7, 2007, we entered into two worldwide-license agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of AWGs.

Research and Development

We have dedicated a significant amount of time and resources to research and development activities and plan to increase our research and development efforts to improve the efficiencies associated with water production, increasing water storage capacity, expanding the effectiveness of filtration devices, and enhancing energy efficiency. For the year ended June 30, 2008, after acquiring the manufacturing and marketing license from Everest Water, Ltd., our R & D expenses were approximately $15,000.

Patents, Licenses and Royalty Agreements

Everest Water, Ltd., the Licensor, has developed a new concept for a water-making machine. Everest Water has filed for a United States Patent No. Serial Number 11/221,075 filed September 6, 2005, claiming priority over U.S. Provisional application 60/607,369 filed September 3, 2004 now issued patent U.S. 7,272,947 and a United States Patent No. Serial Number 11/833,491 filed August 3, 2007.

On December 7, 2007, we acquired rights to manufacture and market these patented AWGs pursuant to two worldwide license agreements entered into with Everest Water Ltd. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to water produced by the machine. We agreed to pay $300,000 and issue 1,500,000 shares of our common stock valued at $330,000 as consideration for this agreement. We made a cash payment of $50,000 with the execution of the agreement and an additional $10,000 in March 2008. The stock was to be issued in two allotments: 1,000,000 shares to be held until completion of the prototype machine and an additional 500,000 shares 90 days later. We agreed to pay Everest Water Ltd. an 8% royalty payment with a guaranteed minimum annual payment of $100,000 beginning in 2007. This agreement terminates with the expiration of the Everest patent, on September 3, 2024.

On August 1, 2008, we and Everest Water Ltd modified payment terms of the licensing agreement. Under the modified terms, we shall pay Everest $430,000 over 33 months starting September 1, 2008 and shall make 8% royalty payments to Everest within 20 days after the closing of each calendar quarter. The royalties have guaranteed minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year after. The annual periods commence August 1, 2008, the date of execution of the revised agreement.

Competition

The atmospheric water generator, water purification and bottled water industries are highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. In addition, the market is highly sensitive to the introduction of new products and technologies that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon its successful introduction and consumer acceptance of new products. Although our products bear our own exclusive WaterPure branding, we expect that the competition will intensify in the future, since our competitors can and may duplicate many of the products or services offered by us.

The following are our competitors:

Hyflux (www.hyflux.com) is a publicly traded company based in Singapore. Hyflux’s main business is in extremely large-scale water filtration and purification through membrane technology such as reverse osmosis and desalination. In January 2003, they announced that they had purchased a portion of a U.S. company, World Wide Water/Air2Water, and also entered into a licensing agreement to manufacture air to water generators called the Dragonfly. Hyflux contracted the manufacturing of the Dragonfly units to a multi-billion dollar appliance manufacturer located in Qing Dao, China, called Haier.

Dong Yang Co. Ltd., (www.dywater.net) is based in Kimpo, South Korea. The company has been involved with the manufacturing of residential/office water purification devices using reverse osmosis for 20 years. They entered the AWG water industry in 2002 with an upright full size unit known today as the M-10.

Wataire Industries (www.wataireindustries.com) is a publicly traded company with its corporate office in Vancouver, Canada. Having been in the atmospheric water business for a number of years, the company has kept a very low profile, only to rise again in the past year by revamping and redesigning their products.  Wataire’s full-sized upright AWG is called the WII-4010. According to the website, Wataire’s manufacturing facility is located in Sydney, Australia. Additionally, Wataire also offers industrial/commercial water generators.

Government Regulation

The manufacturing, processing, testing, packaging, labeling and advertising of the products that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Community Supported Agriculture in North America, the United States Department of Agriculture, the Environmental Protection Agency, the standards provided by the United States Public Health Authority and the World Health Organization for drinking water. These activities may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside. Currently, our AWGs are not subject to any governmental regulation although it is possible that the FDA may choose to regulate the quality of water that AWGs produce.

Since we are subject to a wide range of regulation covering every aspect of our business as mentioned above, we cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Although the regulation of water is less restrictive than that of drugs and food additives, we cannot assure you that the current statutory scheme and regulations applicable to water will remain less restrictive. Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, we are or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting our business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Employees

As of September 16, 2008, we had three employees, all of whom are either officers and/or shareholders. The employees have received no cash compensation to date. We are accruing the annual salary to our CEO, which is $150,000. Staffing levels will be determined as we progress and grow. Our Board of Directors determines the compensation of all new employees based upon job descriptions.

ITEM 1A. RISK FACTORS

Our company has limited operating history and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have only been in existence and engaged in our current and proposed business operations since July 2005. As a result, we have only a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises and the development, production and sale of the types of products and services that we offer. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

•       the absence of an operating history;

•       insufficient capital;

•       expected continual losses for the foreseeable future;

•       our ability to anticipate and adapt to a developing market(s);

•       acceptance by consumers of our products;

•       limited marketing experience;

•       reliance on our license agreement with Everest Water Ltd.;

•       reliance on third party manufacturers for our AWGs;

•       a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•       our ability to identify, attract and retain qualified personnel;

•       our ability to provide superior customer service; and

•       reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company. We may be unable to successfully overcome these risks which could harm our business.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new and growing companies in the medical and wellness fields in which we operate. We must meet many challenges including:

•       establishing and maintaining broad market acceptance of products and converting that acceptance into customers;

•       establishing and maintaining our brand name;

•       timely and successfully introducing new products and increasing the functionality and features of existing products; and

•       successfully responding to competition.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $2,289,370 and $1,113,231 for the years ended June 30, 2008 and 2007, respectively.  In addition, at June 30, 2008, we had an accumulated deficit of $3,466,962 and a working capital deficit of $671,406. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated October 14, 2008, our independent auditors stated that our financial statements for the year ended June 30, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a working capital deficiency and an accumulated deficit. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If we are unable to obtain additional funding our business operations will be harmed.

Our business plan contemplates a rapid rollout of our AWGs through multiple channels, which will require significant capital. We will require additional funds to sustain our operations and institute our business plan.  We anticipate that we will require up to approximately $2,000,000 to fund our anticipated operations for the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.

If we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we cannot raise the additional capital required to implement our business plan, we may be required to curtail operations or develop a different business strategy, which could adversely affect our financial condition and results of operations. Further additional debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Failure to achieve market acceptance of our products would result in lack of revenues.

Our business is primarily based on a new concept of atmospheric water generators. There is no assurance that our products will gain wide consumer acceptance or any acceptance. Market acceptance of our products may take a long time. The introduction of a new brand generally requires a minimum of twelve to eighteen months before a new product will receive market acceptance from consumers and retailers. If our products do not gain a sufficient level of consumer acceptance, our revenues could be adversely affected which would have a material impact on our business.

Our licensing agreement with Everest Water Ltd. is subject to termination in certain instances, which could result in a substantial loss of revenues from our products.

We have entered into a licensing arrangement with Everest Water Ltd., which grants us a worldwide, non-exclusive license for a stand-alone atmospheric water generator and an exclusive license for a mineral additive atmospheric water generator process that will permit the addition of organic minerals, flavors and other additives to the water produced by the machine. Under the terms of this arrangement, we are obligated to make certain minimum payments to Everest Water.  Failure to meet these payments would result in a default under the contract. If the license terminates, we would no longer have the right to market and sell the atmospheric water generators, which we expect to account for substantially all of our products in the immediate future.  If this were to occur, we could likely experience a substantial loss of revenues from our products.

Inability to satisfy demand for our product would reduce our ability to gain a foothold in the market.

Even if our AWGs do gain consumer and retail acceptance, there is no assurance that we will be able to successfully meet the market's demand should our manufacturers’ capacity become limited or if we do not have sufficient capital to pay manufacturing costs. If we cannot meet the demand for our products, our ability to gain a foothold in the market may be compromised, with consumers turning to other products that are available in sufficient numbers.

A manufacturer's inability to produce our goods on time and to our specifications could result in lost revenue and net losses.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by international manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

If we need to replace manufacturers, our expenses could increase resulting in smaller profit margins.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into purchase order commitments on an as-needed basis, specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

Should we be forced to replace one or more of our manufacturers, then we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

Our trademark and other intellectual property rights may not be adequately protected outside the United States, resulting in loss of revenue.

We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

Our business is exposed to domestic and foreign currency fluctuations; negative changes in exchange rates could result in greater costs.

We generally purchase our products in U.S. dollars. However, we obtain most of our products from overseas and the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market, resulting in higher costs to us. We currently do not hedge our exposure to changes in foreign currency exchange rates. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

We are highly dependent on our management and our business would be materially adversely affected if any of our executives leave.

The operations and financial success of our company are significantly dependent on Paul S. Lipschutz, our Chief Executive Officer. We do not maintain key man life insurance on Mr. Lipschutz.  Also, should he become unable or unwilling to continue to direct operations, we may lack the funds and financial resources to replace departing management and we would be materially adversely affected. Operations could be materially affected and under certain circumstances, shareholders would lose their entire investment.

Risks Relating to Our Common Stock:

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. While the requirements of section 404(a) are applicable this year, the section 404(b) requirements are not presently applicable to us, but we are currently supposed to be subject to these requirements for the fiscal year ending June 30, 2010. If or when these section 404(b) regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to document and test our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•
the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchasedIn order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our executive office is located at 525 Plymouth Road, Suite 310, Plymouth Meeting, PA 19462.  The rent for the office space is $500 a month and we have a month-to-month lease.

In June 2007, we opened a regional operations center at 1975 E Sunrise Boulevard, Fort Lauderdale, Florida.  We entered into a month-to-month lease for $543 per month.  This facility accommodates our administrative, sales and customer relations personnel.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol “WPUR.” Prior to January 2007, there was no trading market for our common stock. For the period from January 1, 2007 to date, the following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Over-the-Counter Bulletin Board.

Period	High	Low
Fiscal Year Ended June 30, 2008:
First Quarter	$0.70	$0.22
Second Quarter	0.40	0.15
Third Quarter	0.24	0.11
Fourth Quarter	0.20	0.07
Fiscal Year Ending June 30, 2007:
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	1.00	0.51
Fourth Quarter	1.05	0.31

On October 6, 2008, the closing sale price of our common stock, as reported by the NASDAQ Over-the-Counter Bulletin Board, was $0.02 per share. On October 6, 2008, there were 166 holders of record of our common stock.

DIVIDEND POLICY

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

RECENT SALE OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

During the quarter ended June 30, 2008, we issued 2,655,750 shares of our common stock for consulting services totaling $309,943.

During the quarter ended June 30, 2008, in separate transactions, we sold in private placements 1,375,000 shares at $.10 per share for a total of $137,500 and 150,000 shares at $.09 per share for a total of $13,500. The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D or Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding WaterPure International, Inc. so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D or Regulation S of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities.

Equity Compensation Plan Information

We do not have any equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

General

We are a development stage company, currently selling our products through our distribution and marketing programs, which consists of placing our product in retail establishments and through distributors. On December 2007, we entered into an agreement with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of our product. Our primary focus will be on strengthening the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first units and have generated minimal revenues from operations.

In December 2007, we initiated a private placement for 2,000,000 shares of our common stock valued at $0.10 per share. At March 31, 2008, we had raised $400,500 from this offering, and have raised an additional $5,000 subsequent to March 31, 2008. However, we have a working capital deficiency of $671,406 at June 30, 2008, and have not earned any significant revenues and have incurred a net loss from our inception through June 30, 2008 totaling approximately $3.47 million.

Our current burn rate of available capital is currently unable to support operations for the next 12 months. This consists of approximately $1,000,000 for manufacturing, accounting, legal, technical support, web maintenance and service equipment, travel, telephone and office supplies. An additional $100,000 would be utilized for the production and execution of our marketing support program. We are currently working on raising enough capital to cover these expenditures.

Our plan of operations for the next 12 months will be the continued development of our distribution and marketing channels in our selected launch markets and the continued expansion of our product line to afford us a larger market into which we may sell product. We plan to conduct additional product research and development through manufacturing partnerships so we do not intend to purchase any additional significant equipment at this time. In addition, we do not expect a significant change in the number of employees.

Results of Operations

For the Fiscal Year ended June 30, 2008 Compared to the Fiscal Year ended June 30, 2007

Revenue and Net Loss

Revenue for the year ended June 30, 2008 was approximately $66,000, an increase of approximately $60,000 or 1000% from approximately $6,000 for the comparable period in 2007 and incurred a net loss of approximately $2.29 million for the year ended June 30, 2008 as compared to a net loss of approximately $1.11 million for the year ended June 30, 2007. The increase in revenue for the year was primarily attributable to strategic planning, raising capital and developing revenue-generating opportunities.

Cost of Goods Sold

Cost of goods sold consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $68,000 or approximately 103% of revenue for the year ended June 30, 2008, compared to approximately $3,000 or approximately 54.3% for the prior year.  The increase is due to higher sales and freight charges from shipment of our AWGs.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2008 were approximately $2.2 million, an increase of approximately $1.1 million compared to approximately $1.1 million for the comparable period in 2007. The increase was primarily attributable to increases in officer compensation, from $231,300 to $657,937 over the comparable periods of 2007 and 2008, an increase of $426,637 due to agreements we entered with the Chief Executive Officer and Chief Financial Officer.

Interest Expense

There was $10,275 in interest expense for the year ended June 30, 2008 compared to $20,625 for the year ended June 30, 2007. The decrease is due to paying down of interest bearing debt with proceeds from loans from shareholders and officers which carry no interest.

Income Tax Expenses

We have incurred only losses to date and therefore, have no income tax expense.

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are a development stage company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As at June 30, 2008, we had a working capital deficiency of $671,406. For the year ended June 30, 2008, we had net cash outflow from operating activities of $597,453.  Cash used in investing activities totaled $63,000 for the year ended June 30, 2008 relating to product license acquisitions. Cash provided by financing activities totaled $654,956 for the twelve months ended June 30, 2008.

We expect significant capital expenditures during the next 12 months for manufacturing products, license payments for current licenses and acquisitions. We are currently seeking joint venture partners and equity financing to fund these expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue manufacturing our AWGs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

By adjusting our operations to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow needs in the near-term. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Critical Accounting Policies

Our financial statements are prepared based on the application of accounting principles generally accepted in the United States of America. These accounting principles require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements. Actual events could unfold quite differently than our previous judgments had predicted. Therefore, the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known. We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements. If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (SAB 104). We sell atmospheric water generators. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all our significant obligations have been satisfied.

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of June 30, 2008, we had an allowance for bad debts of $ 2,762. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Reliability of Inventory Values

We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, but the FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis. We are currently evaluating the impact that the adoption of SFAS No. 157 may have and have not yet determined its impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115” ("SFAS No. 159").  SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. The Company would recognize subsequent changes in fair value in earnings as those changes occur. We would make the election of the fair value option on a contract-by-contract basis, supported by the concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financials statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 159 may have and have not yet determined its impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141(R)"), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” ("SFAS No. 160"). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The impact to us of SFAS No. 160 is currently being evaluated and has not yet been determined.

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” ("SFAS No. 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating this new statement and anticipate that the new statement will not have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States of America. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Management does not anticipate that the adoption of SFAS No. 162 will have a material impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. We are currently evaluating the effect of the implementation of FSP 03-6-1, but do not believe that it will have a material impact on the calculation of earnings per share.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WATERPURE INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Stockholders’ Equity (Deficiency)	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-7 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
WaterPure International, Inc.

We have audited the accompanying balance sheets of WaterPure International, Inc. (a development stage company) (the “Company”) as of June 30, 2008 and June 30, 2007, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception (June 22, 2005) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WaterPure International, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (June 22, 2005) through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss since its inception totaling approximately $3.47 million, has earned minimal revenues and has a working capital deficiency as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP

Glastonbury, Connecticut
October 14, 2008

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
JUNE 30, 2008 AND 2007

	2008	2007

ASSETS

Cash	$5,421	$10,918
Accounts receivable - net of allowance ($2,762 at June 30, 2008 and $-0- at June 30, 2007)	-	6,904
Other receivables	-	7,000
Inventories	87,957	63,642
Other	-	7,035

Total current assets	93,378	95,499

Trademark	325	325
Security deposit	-	200
Intangible asset - license, net of accumulated amortization	1,056,785	-

Total assets	$1,150,488	$96,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$122,641	$3,098
Accrued expenses	363,921	33,525
Notes payable	25,000	50,000
Convertible debt	50,000	50,000
Due to officers	98,053	13,373
Due to stockholders	105,169	74,350

Total current liabilities	764,784	224,346

Accrued royalties payable	496,373	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 100,000,000 authorized	3,147	2,127
Common stock to be issued	355,000	-
Additional paid-in capital	2,998,146	1,047,143
Accumulated deficit	(3,466,962)	(1,177,592)

Total stockholders' equity (deficiency)	(110,669)	(128,322)

Total liabilities and stockholders' equity (deficiency)	$1,150,488	$96,024

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND FOR THE PERIOD
 FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2008

			July 22,2005
	Year	Year	(inception)
	ended	ended	through
	June 30, 2008	June 30, 2007	June 30, 2008

REVENUES	$65,651	$6,279	$71,930

COST OF GOODS SOLD	67,656	3,411	71,067

Gross profit (loss)	$(2,005)	$2,868	$863

EXPENSES

General and administrative expenses	2,207,502	1,096,034	3,367,897

LOSS FROM OPERATIONS	(2,209,507)	(1,093,166)	(3,367,034)

Interest expense	10,275	20,065	30,340
Accrection of accrued royalties	31,509	-	31,509
Amortization expense	38,079	-	38,079

Loss before provision for income taxes	(2,289,370)	(1,113,231)	(3,466,962)

Provision for income taxes	-	-	-

Net loss	$(2,289,370)	$(1,113,231)	$(3,466,962)

Net loss per share basic and diluted	$(0.09)	$(0.05)	$(0.16)

Weighted average per common share	24,125,379	20,764,873	21,639,824

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2008

	Common stock to be issued		Common stock issued and outstanding		Additonal paid in capital	Deficit Accumulated	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of options for compensation	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	-	21,271,750	2,127	1,047,143	(1,177,592)	(128,322)

Common stock to be issued	1,750,000	355,000	-	-	-	-	355,000

Issuance of shares	-	-	4,330,000	433	468,567	-	469,000

Issuance of shares as repayment of amount due to stockholders	-	-	467,626	47	70,097	-	70,144

Common stock issued for consulting services	-	-	5,277,500	528	829,101	-	829,629

Issuance of options for compensation	-	-	-	-	582,937	-	582,937

Exercise of options	-	-	125,000	12	301	-	313

Net loss	-	-	-	-	-	(2,289,370)	(2,289,370)

Balance June 30, 2008	1,750,000	$355,000	31,471,876	$3,147	$2,998,146	$(3,466,962)	$(110,669)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND FOR THE
PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2008

			July 22, 2005
	Year	Year	(inception)
	ended	ended	through
	June 30,	June 30.	June 30.
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,289,370)	$(1,113,231)	$(3,466,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties	31,509	-	31,509
Amortization of intangible asset - license	38,079	-	38,079
Common stock issued for consulting services	829,629	622,400	1,492,404
Issuance of stock options - employees	582,937	231,300	814,237
Amortization of beneficial conversion discount	-	18,750	18,750
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	6,904	(6,904)	-
Other receivables	7,000	(7,000)	-
Inventories	(24,315)	(2,853)	(87,957)
Other	7,035	920	-
Security deposits	200	-	-
Increase/(Decrease) in:
Accounts payable and accrued expenses	212,939	26,623	249,562

Net cash used in operating activities	(597,453)	(229,995)	(910,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	(63,000)	-	(63,000)
Trademark	-	(325)	(325)

Net cash used in investing activities	(63,000)	(325)	(63,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	494,313	-	494,313
Proceeds from notes payable	-	50,000	50,000
Repayment of notes payable	(25,000)	-	(25,000)
Advances from officers	84,680	13,373	98,053
Advances from stockholders	100,963	74,350	175,313
Proceeds from convertible debt	-	50,000	50,000

Net cash provided by financing activities	654,956	187,723	979,124

NET INCREASE/(DECREASE) IN CASH	(5,497)	(42,597)	5,421
CASH, beginning of period	10,918	53,515	-

CASH, end of period	$5,421	$10,918	$5,421

Supplemental disclosures of cash flow information:
 1The Company is to issue 1,500,000 shares valued at $330,000 for the license acquisition as described in Note 3.
2The Company recorded a liability of $237,000 for amounts owed for the license acquisition as described in Note 3.
3The Company recorded accrued royalties of $496,373, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 3.
4The Company issued 467,626 shares of common stock valued at $70,144 as repayment of amounts due to stockholders as described in Note 5.

The accompanying notes are an integral part of these financial statements

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company intends to market and eventually to manufacture the licensed Atmospheric Water Generators from Everest Water Ltd., devices that harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market mineral additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The products will bear the Company's own exclusive WaterPure branding.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations and/or minimal revenues from any source. Operations from the Company’s inception through June 30, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2008 and 2007.

ACCOUNTS RECIEVABLE

The Company makes judgments about the collectability of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of June 30, 2008, the Company had an allowance for bad debts of $2,762. There was no allowance at June 30, 2007.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of June 30, 2008 and 2007, inventories consisted of purchased finished goods, plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that intangible assets with finite lives be amortized over their respective estimated lives and No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through June 30, 2008.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At June 30, 2008, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a results, believes that their accounts receivable, net of reserves, credit risk exposure is limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash, accounts payable and accrued expenses, due to officers and due to stockholders approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes payable was estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the notes payable approximate their carrying value. The fair value of the convertible notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Note 6 for a description of these instruments). The carrying value of the accrued royalties payable approximate fair value and was estimated by discounting future cash flows using a 12% discount rate. The Company’s financial instruments are held for other than trading purposes.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.

STOCK BASED COMPENSATION

The Company accounts for equity instruments exchanged for services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  Under the provisions of SFAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period. The Company granted employee stock-based compensation in the form of stock options during the year ended June 30, 2008 and has recognized stock compensation related expense of $582,937 for year ended June 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, but the FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis. The Company is currently evaluating the impact that the adoption of SFAS No. 157 may have and has not yet determined its impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. The Company would recognize subsequent changes in fair value in earnings as those changes occur. The Company would make the election of the fair value option on a contract-by contract basis, supported by the concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financials statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 may have and has not yet determined its impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The impact to the Company of SFAS No. 160 is currently being evaluated and has not yet been determined.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating this new statement and anticipates that the new statement will not have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. The Company is currently evaluating the effect of the implementation of FSP 03-6-1, but does not believe that it will have a material impact on the calculation of earnings per share.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $3,466,962, has earned minimal revenues and has a working capital deficiency as of June 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $10,000 in March 2008, On August 1, 2008, the Company and Everest Water LTD modified their licensing agreement so that the Company will pay Everest $430,000 over 33 months starting September 1, 2008, and 8% royalty payments with guarantee minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year after.

The following table summarizes the various components of the Everest license as of June 30, 2008:

2008
Cost of license described above	$1,094,864
Less: accumulated amortization	38,079
License, net	$1,056,785

The total amortization expense for the year ended June 30, 2008 amounted to $31,509.

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment of $100,000 beginning in year four of the agreement. This agreement terminates with the expiration of the patent on September 3, 2024. The Company has recognized a liability of $496,373, which represents the present value of the fourteen annual $100,000 payments that start in the fifth year of the agreement using a 12% discount rate.

NOTE 4 – NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of two $25,000 notes for a total of $50,000. The notes payable accrued interest at 12% per annum and were due six months from the date of the note.  On November 15, 2007, the terms of these notes were extended for an aditional six months.

During the year ended June 30, 2008, the Company repaid one of the $25,000 notes. The other note is currently in default.

NOTE 5 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

Officers and stockholders of the Company have provided various short-term working capital advances. During the year ended June 30, 2008, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $84,680 and $100,963 respectively. During the year ended June 30, 2007, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $13,373 and $74,350 respectively.  The Company issued 467,626 shares of common stock as repayment for $70,144 of the amount due to stockholders on March 21, 2008. The Company does not intend to pay interest on the principal borrowed from officers and stockholders.

The following table summarizes the Company’s debt to officers and stockholders as of June 30, 2008 and 2007:
	2008	2007

Advances from officers	$98,053	$13,373
Advances from stockholders	$105,169	$74,350

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 12% per annum and are due two years from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.25 per share.

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

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company had 100,000,000 and 40,000,000 shares of $.0001 par value common stock authorized at June 30, 2008 and 2007, respectively. Of the authorized shares, 20,150,000 shares of common stock have been issued to the founders of the Company (“founder’s shares”). The Company received $10,000 in cash and $40,375 in services in consideration of the founder shares.

As of March 31, 2006, the Company completed a private placement to 40 investors and allocated 461,750 shares of common stock at $.40 per share (“private placement shares”). The Company received gross proceeds of $184,700 from the offering. The Company incurred offering costs of $58,255 and has applied such costs against the proceeds from the offering.

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

The Company is to issue 250,000 shares for the $25,000 of funds raised and collected relating to the private placement initiated in December 2007.

During the year ended June 30, 2008, the Company issued 5,290,000 shares of its common stock for consulting services totaling $841,504. The Company also redeemed 12,500 shares that had been issued with a value of $11,875.

During the year ended June 30, 2008, the Company issued 467,626 shares of common stock for $70,144 due to stockholders.

During the year ended June 30, 2008, in separate transactions, the Company sold in private placements and issued 125,000 shares at $.40 per share for a total of $50,000, 4,055,000 shares at $.10 per share for a total of $405,500 and 150,000 shares at $.09 per share for a total of $13,500. The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

The Company is to issue 1,500,000 shares of common stock valued at $330,000 for the license acquisition as described in Note 3.

NOTE 8- CONTROL

As of June 30, 2007, the President / Director has been issued, in the aggregate, 60.2% of the Company’s common stock and, therefore, has the effective power to elect all members of the Board of Directors and to control the vote on substantially all other matters, without the approval of other stockholders.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8- CONTROL (continued)

As of June 30, 2008, the President / Director has been issued, in the aggregate, 33.9% of the Company’s common stock.

NOTE 9 – STOCK OPTIONS

At the time of inception (July 22, 2005), the Company issued 125,000 options to one of its consultants for services rendered. The exercise price was $.0025, the options were immediately exercisable, and expired five years from the grant date. These options were exercised on August 29, 2007.

During the year ended June 30, 2007, the Company issued 500,000 options to one of its executive officers. The exercise price is $0.55, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $231,300 and was recognized during the year ended June 30, 2007.

During the year ended June 30, 2008, the Company issued 100,000 options to one of its executive officers. The exercise price is $0.07, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $6,845 and was recognized during the year ended June 30, 2008.

During the year ended June 30, 2008, the Company also issued 3,000,000 options to one of its executive officers. The exercise price was $0.10, which is a discount to the price of the Company’s common stock price of $.20 on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $576,092 and was recognized during the year ended June 30, 2008.

To determine the fair value of the options granted during the year ended June 30, 2008, the Company used the following assumptions in its Black-Scholes option -price calculation:

Issue date	June 30, 2007	January 1, 2008	June 30, 2008
Options issued	500,000	3,000,000	100,000
Risk-free interest rate	5%	3%	3%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	120%	157%	194%
Exercise price	$0.55	$0.10	$0.07

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S. Treasury yield at the time of the grant.

•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding.

•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future.

•
The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS (continued)

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through June 30, 2008:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Exercisable as of June 30, 2008	3,600,000	$579,600

During the year ended June 30, 2008, 125,000 options were exercised and $313 was received from the exercise of options.

The intrinsic value of stock options granted was $582,937 for the year ended June 30, 2008, and $231,300 for the year ended June 30, 2007.

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases our office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company's Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

The Company’s executive office is shared with the office of another business of the Company’s President. The rent for the office space is $170 a month. The Company's lease ran through October 2007 and was extended on a month-to-month basis.

DUE TO OFFICERS

During the year ended June 30, 2008, officers extended cash to the Company in the amount of $84,680 to fund working capital needs and pay operating expenses. The total amount due officers was $98,053 and $13,373 as of June 30, 2008 and 2007, respectively. The Company does not intend to pay interest on the amounts borrowed from this officer.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

DUE TO STOCKHOLDERS

During the year ended June 30, 2008, certain stockholders extended cash to the Company in the amount of $100,963 to fund working capital needs. The Company issued 467,626 shares of common stock as repayment for $70,144 of the amount due to stockholders. The total amount due to stockholders was $105,169 and $74,350 as of June 30, 2008 and 2007, respectively. The Company does not intend to pay interest on the amounts borrowed from stockholders.

NOTE 11 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on June 30, 2008.

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

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	2008	2007
Net deferred tax assets:
Net operating loss carryforwards	$920,000	$378,000
Less valuation allowance	(920,000)	(378,000)

Total net deferred tax assets	$-	$-

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2008 and 2007 for the full amount of the deferred tax assets due to the uncertainty of realization.   Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at June 30, 2008.  The valuation allowance as of July 1, 2007 was $378,000. The net change in the valuation allowance during the year ended June 30, 2008 was a increase of $542,000.

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $3,217,000 at June 30, 2008.  These net operating loss carry-forwards expire at various dates from 2026 through 2027.

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2007	2006
Federal Statutory Rate	35%	35%
Other	(-7)%	(-7)%
Valuation allowance	(-28)%	(-28)%
Effective income tax (benefit) provision rate from continuing operations	-	-

NOTE 12 – COMMITMENTS

The Company’s executive offices are located in Plymouth Meeting, PA. The rent for the office space is $500 a month, and the Company rents the space on a month-to-month basis.

In June 2007, the Company opened a regional operations center in Florida to accommodate administrative, sales and customer relations’ personnel.  The Company entered into a month-to-month lease for $543 per month.

NOTE 13 - SUBSEQUENT EVENTS

On July 30, 2008, the Company issued a $50,000, 8% convertible note due July 31, 2009. The lender can convert this note at a 30% discount of the average five-day bid price. The lender at any time may retire the note and give the Company an additional $75,000 in exchange for 2,000,000 warrants with a strike price of $.05

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (continued)

On August 1, 2008 the Company and Everest Water LTD modified their licensing agreement. The Company will pay Everest $430,000, over 33 months starting September 1, 2008, plus 8% royalty payments with guarantee minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year after.

On September 11, 2008, the Company filed a registration statement on Form S-8 registering 400,000 shares of common stock as compensation for legal services.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis;

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the consolidated financial statements including disclosures will not be prevented or detected on a timely basis as a result; and

c)
We did not document or test our tests of key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002.  As a result, we cannot provide proper recording of the framework for our internal controls nor the results of such controls. There is a reasonable possibility that material misstatements of the consolidated financial statements including disclosures will not be prevented or detected on a timely basis without the ability to determine if our testing was properly conducted.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2010 to resolve non-routine or complex accounting matters. In addition, when funds are available to the Company, which we expect to occur by the end of fiscal 2010, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company, which management estimates will cost approximately $75,000 per annum. We will engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.  In addition, management is working to establish written procedures to document and test the key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer and an accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management’s Annual Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of June 30, 2008.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was ineffective as of June 30, 2008.

The effectiveness of our internal control over financial reporting as of June 30, 2008 has not been audited by CCR LLP, our independent registered public accounting firm. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Our directors and executive officers and their ages as of the date hereof are as follows:

Name	Age	Position
Paul S. Lipschutz	62	President, Chief Executive Officer and Director
Robert F. Orr	42	Chief Financial Officer and Director

Paul Lipschutz. Mr. Lipschutz has been our President, Chief Executive Officer and a director since July 2005. Since 1992, Mr. Lipschutz has been the Chief Executive Officer and Director of Collectible Concepts Group, Inc. Mr. Lipschutz is a 1967 graduate of The Wharton School of Finance and Commerce of the University of Pennsylvania.

Robert F. Orr.  Mr. Orr has been our Chief Financial Officer and Director since July 2005.  Since January 1997, Mr. Orr has worked for the accounting firm of Stein, Feldman and Sampson, LLC.  Since January, 1999, Mr. Orr has been the Chief Financial Officer of Idayo Investor, a web based financial content provider.  Mr. Orr is a graduate from the University of Delaware and a Certified Public Accountant.

Board Committees

We currently do not have any board committees; however, the Board of Directors will form an audit committee at such time as there are at least two independent directors. Our board of directors currently acts as our audit, compensation and nominating committees.

Involvement in Certain Legal Proceedings

Our director, executive officer and control person have not been involved in any of the following events during the part five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Owner Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending June 30, 2008 and 2007 exceeded $100,000

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul S. Lipschutz (President, CEO and Director) (1)	2008	75,000	-0-	-0-	576,092	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert F. Orr (CFO and Director)	2008	-0-	-0-	-0-	6,845	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	231,300	-0-	-0-	-0-	-0-

(1)
 The full amount of compensation due to Mr. Lipschutz has not been paid in the fiscal year ended June 30, 2008. We and Paul Lipschutz have agreed to accrue his salary until there is significant cash flow to enable us to pay his salary.

Employment Agreements with Executive Officers

Paul S. Lipschutz

Effective January 1, 2008, we entered into an employment agreement with Paul S. Lipschutz as Chief Executive Officer for a period of three years. Pursuant to the agreement, Mr. Lipschutz receives an annual salary of $150,000. In addition, Mr. Lipschutz is entitled to receive an annual bonus based upon various criteria targets. Mr. Lipschutz received options to purchase three million shares of our common stock at an exercise price of $0.10 upon execution of the agreement, which expire five years after issuance. Additionally, Mr. Lipschutz is entitled to participate in any and all benefit plans, from time to time, in effect for executives, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Robert F. Orr

Effective July 1, 2006, we entered into an employment agreement with Robert F. Orr as Chief Financial Officer for a period of five years. Pursuant to the agreement, Mr. Orr received 500,000 options for the fiscal year ended June 30, 2007 and thereafter, receives an annual salary of 100,000 options per year.  The options have an exercise price equal to the closing price of our common stock on June 30 of each year. Additionally, Mr. Orr is entitled to participate in any and all benefit plans, from time to time, in effect for executives, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Option/SAR Grants in Last Fiscal Year

Name and Position	Number of Units
Paul S. Lipschutz, Chief Executive Officer	3,000,000

Robert F. Orr, Chief Financial Officer	100,000

Executives as a Group	3,100,000

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul S. Lipschutz	3,000,000	-0-	-0-	.100	01/01/2013	-0-	-0-	-0-	-0-
Robert F. Orr	600,000	-0-	-0-	.475	06/30/2012	-0-	-0-	-0-	-0-

Director Compensation

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action. We pay $1,500 in stock per quarter as compensation to our directors plus reimbursement of reasonable expenses incurred in connection with providing services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 6, 2008.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Paul S. Lipschutz	Common Stock	13,980,000 (3)	33.88%
525 Plymouth Road, Suite 310
Plymouth Meeting, PA

Robert F. Orr	Common Stock	1,210,000 (4)	3.11%
525 Plymouth Road, Suite 310
Plymouth Meeting, PA

All Officers and Directors	Common Stock	15,190,000 (3) (4)	36.46%
As a Group (2 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 6, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 38,262,987 shares issued and outstanding on October 6, 2008.

(3) Includes 3,000,000 shares of common stock underlying options currently exercisable.  Also includes 1,535,000 shares owned by Paul Lipschutz’s spouse.

(4) Includes 600,000 shares of common stock underlying options currently exercisable.  Also includes Mr. Orr’s 25% ownership interest of two partnerships, each of which owns 5,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below are the related party transactions since June 30, 2006, among WaterPure International Inc. and its shareholders, officers, and/or directors:

Pursuant to the employment agreement with our CFO dated July 1, 2006, we issued 500,000 five year options to Robert Orr. The strike price of the options is equal to the closing price of our stock on June 30, 2007 (the last business day in our fiscal year end) which was $0.55. We recognized $231,300 in expense for the issuance of these options.

Pursuant to the employment agreement with our CFO dated July 1, 2006, we issued 100,000 five year options to Robert Orr. The strike price of the options is equal to the closing price of our stock on June 30, 2008 (the last business day in our fiscal year end) exercise price was $0.07. We recognized $6,845 in expense for the issuance of these options.

Pursuant to the employment agreement with our CEO dated January 1, 2008, we issued 3,000,000 five-year options to Paul Lipschutz. The exercise price was $0.10, which is a discount to the price of our common stock price of $.20 on the grant date.  The options were immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option price model. We determined that the stock option compensation was $576,092 and was recognized during the year ended June 30, 2008.

Lease

We sublease our office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, our Chief Financial Officer is affiliated, for $500 per month on a month to month basis.
In April 2006, we entered into a sublease for the rental of our office space with Collectible Concepts Group, Inc., of which, Mr. Lipschutz, our Chief Executive Officer is their President, for $170 per month for a six month period. In October 2007, the lease was extended for an additional twelve months.

Loans

During the year ended June 30, 2008, Paul Lipschutz extended cash to us in the amount of $84,680 to fund working capital needs to pay operating expenses. The total amount due officers was $98,053 and $13,373 as of June 30, 2008 and 2007, respectively. We do not intend to pay interest on the amounts borrowed from this officer.

During the year ended June 30, 2008, certain stockholders extended cash to us in the amount of $100,963 to fund working capital needs. We issued 467,626 shares of common stock as repayment for $70,144 of the amount due to stockholders. The total amount due to stockholders was $105,169 and $74,350 as of June 30, 2008 and 2007, respectively. We do not intend to pay interest on the amounts borrowed from these stockholders.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements during the years ended June 30, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years, were $43,175 and $37,789, respectively.

Audit-Related Fees

There were no audit related fees during the fiscal years ended June 30, 2008 and 2007 for audit related services.

Tax Fees

There were no tax related fees during the fiscal years ended June 30, 2008 and 2007 for tax compliance or tax consulting services.
.
All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended June 30, 2008 or 2007 for other services.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.1	Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 14, 2006 and incorporated herein by reference.

3.2	By-laws, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 14, 2006 and incorporated herein by reference.

3.3
Certificate of Amendment to the Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 14, 2006 and incorporated herein by reference.

10.1	Employment Agreement by and between WaterPure International, Inc. and Paul S. Lipschutz, dated as of January 1, 2008.

10.2	Employment Agreement by and between WaterPure International, Inc. and Robert F. Orr, dated as of July 1, 2006.

10.3	License Agreement by and between WaterPure International, Inc. and Everest Water Ltd., dated as of December 7, 2007.

10.4	Amendment to License Agreement by and between WaterPure International, Inc. and Everest Water Ltd., dated as of August 1, 2008.

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: October 14, 2008	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer)

Date: October 14, 2008	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ PAUL S. LIPSCHUTZ	Chief Executive Officer (Principal Executive Officer) and Director	October 14, 2008
Paul S. Lipschutz

/s/ ROBERT F. ORR	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 14, 2008
Robert F. Orr