Form 10-Q
period 2008-09-30
WaterPure International
filed 2008-11-19
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from _________ to _________

Commission file number: 333-135783

WATERPURE INTERNATIONAL, INC.
(Exact name of registrant as specified on its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

525 Plymouth Road, Suite 310
Plymouth Meeting, PA 19462
(Address of principal executive offices) (zip code)

(954) 728-2405
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No   ☒.

As of November 19, 2008, there were 41,540,587 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Balance sheets as of September 30, 2008 (unaudited) and June 30, 2008	3

		Statements of operations for the three-months ended September 30, 2008 and 2007, and cumulative from July 22, 2005 (inception) through September 30, 2008 (unaudited)	4

		Statement of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through September 30, 2008 (unaudited)	5

		Statements of cash flows for the three month periods ended September 30, 2008 and 2007, and cumulative from July 22, 2005 (inception) through September 30, 2008 (unaudited)	7

		Notes to financial statements (unaudited)	14

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-17

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18

	ITEM 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	ITEM 3.	Defaults Upon Senior Securities	19
	ITEM 4.	Submission of Matters to a Vote of Security Holders	19
	ITEM 5.	Other Information	19
	ITEM 6.	Exhibits	19

	SIGNATURES		20

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Cash	$-	$5,421
Accounts receivable - net of allowance ($5,602 at Sepember 30, 2008 and $2,762 at June 30, 2008)	19,416	-
Inventories	71,177	87,957

Total current assets	90,593	93,378

Trademark	325	325
Intangible asset - license, net of accumulated amortization	1,043,543	1,056,785

Total assets	$1,134,461	$1,150,488

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$86,739	$122,641
Accrued expenses	154,496	133,921
Accrued royalties payable - current	44,372	-
Licensing fees - current	48,120	230,000
Notes payable	25,000	25,000
Convertible debt	87,500	50,000
Due to officers	52,032	98,053
Due to stockholders	90,769	105,169

Total current liabilities	589,028	764,784

Accrued royalties payable - non current	597,975	496,373
Licensing fees - non current	331,897	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 100,000,000 authorized	3,989	3,147
Common stock to-be-issued	-	355,000
Additional paid-in-capital	3,480,070	2,998,146
Deficit accumulated during the development stage	(3,868,498)	(3,466,962)

Total stockholders' deficiency	(384,439)	(110,669)

Total liabilities and stockholders' equity (deficiency)	$1,134,461	$1,150,488

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 AND FOR
THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
 (Unaudited)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008

REVENUES	$48,012	$17,179	$119,942

COST OF GOODS SOLD	31,088	14,656	102,155

Gross profit	$16,924	$2,523	$17,787

EXPENSES

General and administrative expenses	428,977	227,686	3,796,874

LOSS FROM OPERATIONS	(412,053)	(225,163)	(3,779,087)

Interest expense	2,250	3,000	32,590
Accretion of accrued royalties	(28,509)	-	3,000
Amortization expense	15,742	-	53,821

Loss before provision for income taxes	(401,536)	(228,163)	(3,868,498)

Provision for income taxes	-	-	-

Net loss	$(401,536)	$(228,163)	$(3,868,498)

Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.17)

Weighted average per common share	36,403,752	21,382,891	22,701,912

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-	Deficit accumulated during the	Total stockholders'
	Shares	Amount	Shares	Amount	capital	development stage	equity (deficiency)

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of options for compensation	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	-	21,271,750	2,127	1,047,143	(1,177,592)	(128,322)

Common stock to-be-issued	1,750,000	355,000	-	-	-	-	355,000

Issuance of shares	-	-	4,330,000	433	468,567	-	469,000

Issuance of shares as repayment of amount due to stockholders	-	-	467,626	47	70,097	-	70,144

Common stock issued for consulting services	-	-	5,277,500	528	829,101	-	829,629

Issuance of options for compensation	-	-	-	-	582,937	-	582,937

Exercise of options	-	-	125,000	12	301	-	313

Net loss	-	-	-	-	-	(2,289,370)	(2,289,370)

Balance June 30, 2008	1,750,000	$355,000	31,471,876	$3,147	$2,998,146	$(3,466,962)	$(110,669)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(continued)

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-	Deficit accumulated during the	Total stockholders'
	Shares	Amount	Shares	Amount	capital	development stage	equity (deficiency)

Cancellation of common stock to-be-issued (unaudited)	(1,750,000)	(355,000)	-	-	-	-	(355,000)

Issuance of shares (unaudited)	-	-	250,000	25	24,975	-	25,000

Beneficial conversion of loan discount	-	-	-	-	15,000	-	15,000

Issuance of shares as repayment of amount due to officers (unaudited)	-	-	1,000,000	100	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders (unaudited)	-	-	666,111	67	41,483	-	41,550

Common stock issued for consulting services (unaudited)	-	-	6,502,600	650	350,566	-	351,216

Net loss (unaudited)	-	-	-	-	-	(401,536)	(401,536)

Balance September 30, 2008	-	$-	39,890,587	$3,989	$3,480,070	$(3,868,498)	$(384,439)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 AND FOR THE
PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(401,536)	$(221,163)	$(3,868,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royaties	(28,509)	-	3,000
Amortization of intangible asset - license	13,242		51,321
Common stock issued for consulting services	351,216	69,688	1,843,620
Issuance of stock options - employee	-	-	814,237
Amortization of beneficial conversion discount	2,500	-	21,250
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(19,416)	2,894	(19,416)
Other receivables	-	7,000	-
Inventories	16,780	(40,586)	(71,177)
Increase/(Decrease) in:
Accounts payable and accrued expenses	(8,327)	28,400	241,235

Net cash used in operating activities	(74,050)	(153,767)	(984,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	(12,500)	-	(75,500)
Trademark	-	-	(325)

Net cash used in investing activities	(12,500)	-	(75,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	-	50,000	494,313
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	-	-	(25,000)
Advances from officers	3,979	47,590	102,032
Advances from stockholders	27,150	51,253	202,463
Proceeds from convertible debt	50,000	-	100,000

Net cash provided by financing activities	81,129	148,843	1,060,253

NET INCREASE/(DECREASE) IN CASH	(5,421)	(4,924)	-
CASH, beginning of period	5,421	10,918	-

CASH, end of period	$-	$5,994	$-

Supplemental disclosures of cash flow information:
1The Company recorded a liability of $341,803 for amounts owed for the license acquisition as described in Note 3
2The Company recorded accrued royalties of $604,132, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 3
3The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Note 5

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the interim periods ended September 30, 2008 and 2007 and cumulative period from inception (July 22, 2005) to September 30, 2008.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes there to included in the Company’s Form 10-K as of June 30, 2008 and for the period commencing from inception (July 22, 2005) through June 30, 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company intends to market and eventually to manufacture the licensed Atmospheric Water Generators from Everest Water Ltd., devices that harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market Mineral Additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The products will bear the Company’s own exclusive WaterPure branding.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has no principal operations and minimal revenue. Operations from the Company’s inception through September 30, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2008 and June 30, 2008.

ACCOUNTS RECIEVABLE

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of September 30, 2008, the Company had an allowance for bad debts of $5,602.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES

The Company states inventories at the lower of cost or market.  As of September 30, 2008, inventories consisted of purchased finished goods, plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

CONVERTIBLE DEBT

The Company accounts for its convertible debt in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” which require the embedded beneficial conversion features present in convertible securities be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

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

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109 and accordingly,  recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax basis of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through September 30, 2008.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At September 30, 2008, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a results, believes that their accounts receivable, net of reserves, credit risk exposure is limited.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, due to officers and due to stockholders approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes payable was estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the notes payable approximate their carrying value. The fair value of the convertible notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Note 4 for a description of these instruments). The carrying value of the accrued royalties payable approximate fair value and was estimated by discounting future cash flows using a 12% discount rate. The Company’s financial instruments are held for other than trading purposes.

NET LOSS PER COMMON SHARE

The Company presents basic earnings (loss) per share and, if applicable, diluted earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.

STOCK BASED COMPENSATION

The Company accounts for equity instruments exchanged for services in accordance with SFAS No. 123(R), “Share-Based Payment.”  Under the provisions of FAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no accounting pronouncements not yet adopted that are expected to have a significant impact on the Company.

NOTE 3 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $3,868,498, has earned minimal revenues and has a working capital deficit as of September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 4 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement include prior royalties. The Company paid $50,000 with the execution of the agreement and an additional $20,000 through July 31, 2008. On August 1, 2008, the Company and Everest Water LTD modified the payment terms of their licensing agreement. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus 8% royalty payments with guarantee minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement which coincides with the expiration of the last patent in August 2027.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS – LICENSE (continued)

The following table summarizes the various components of the Everest license as of September 30, 2008:

2008
Amended value of license described above	$1,094,864
Less: accumulated amortization	51,321
License, net	$1,043,543

Total amortization for the three months ended September 30, 2008 was $13,242

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment. The Company has recognized a liability of $604,132, which represents the present value of the minimum royalty payments using a 12% discount rate.

NOTE 5 – NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of two $25,000 notes for a total of $50,000. The notes payable accrue interest at 12% per annum and were due six-months from the date of issuance.  On November 15, 2007, the terms of these notes were extended for an additional six months.

During the year ended June 30, 2008, the Company repaid one of the $25,000 notes. The other note is currently in default and is therefore, shown as a currant liability.

NOTE 6 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

Officers and stockholders of the Company have provided various short-term working capital advances. During the three months ended September 30, 2008, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $3,979 and $27,150 respectively. During the three months ended September 30, 2007, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $51,253 and $47,590 respectively.  The Company issued 666,111 shares of common stock as repayment for $41,550 of the amount due to stockholders and issued 1,000,000 shares of common stock as repayment for $50,000 of the amount due to officers during the three months ended September 30, 2008. The Company does not intend to pay interest on the principal borrowed from officers and stockholders as the advances are intended to be short-term.

NOTE 7 – CONVERTIBLE DEBT

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due two years from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.25 per share.

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

The Company entered into another Securities Purchase Agreement with accredited investors on July 30, 2008 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a 30% discount to the average five day stock price prior to conversion.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT (continued)

In accordance with EITF 98-5, during the three months ended September 30, 2008, the Company recorded a debt discount of $15,000 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the three-months ended September 30, 2008, the Company sold in private placement and issued 250,000 shares at $.10 per share for a total of $25,000. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

During the three-months ended September 30, 2008, the Company issued 6,502,600 shares of its common stock for consulting services totaling $351,216.

During the three-months ended September 30, 2008, the Company issued 666,111 shares of common stock as repayment of $41,550 of the amount due to stockholders and issued 1,000,000 shares of common stock as repayment of $50,000 of the amount due to officers.

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

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through September 30, 2008:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of September 30, 2008	3,600,000	$0.1610

No options were exercised and no funds were received from the exercise of options during the three-month period ended September 30, 2008.

The intrinsic value of the options granted was zero for the three-month period ended September 30, 2008.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

DUE TO OFFICERS AND STOCKHOLDERS

During the three-months ended September 30, 2008, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 6.

NOTE 11 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the June 30, 2008 financial statements in the Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on September 30, 2008.

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

Overview

WaterPure International, Inc. was organized under the laws of the state of Florida on July 22, 2005 and conducts business as a marketer of the WaterPure Atmospheric Water Generator (“AWG”), a branded product of ours. We are structured expressly as a marketing entity and therefore, we do not engage in the design, development or manufacturing of products, however, we do intend to manufacture our own licensed products in the future. We intend to operate in North America, South America and the Caribbean providing various versions of our devices, which produce drinking water from ambient air.

We are a developing stage company, currently selling our products through our distribution and marketing programs, which consists of placing our product in retail establishments and through distributors. In December 2007, we entered into an agreement with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of our product, which was amended on August 4, 2008. Our primary focus will be on strengthening the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first units and have generated minimal revenues from operations.

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

We previously purchased our products from a manufacturer in South Korea under an Original Equipment Manufacturer arrangement. However, as a result of a lack of financing to purchase AWGs and uncertainty regarding the manufacturer’s ability to deliver in accordance with orders, we have chosen not to continue our supply relationship with the Korean manufacturer, but we may reestablish the relationship at any time. Currently, we are selling the remaining inventory from our original purchases from the Korean manufacturer and purchasing additional AWGs from H2O Liquid Air-Florida and another supplier in North Carolina on an as-needed basis.

We made efforts to organize the distribution and marketing programs and intend to place our products into the retail market through distributor relationships.  On July 5, 2007, we announced the appointment of Midwest Future Technology, LLC as our master distributor for our atmospheric water generator products in the Indiana, Ohio and Kentucky region for direct sales to businesses and consumers in Indiana, Ohio and Kentucky. The Company has since terminated that distributorship for lack of performance. Additional distributorships have been established in Greece, Bermuda and the Cayman islands.

Results of Operations

For the Period from July 22, 2005 (Inception) through September 30, 2008

Since we were formed on July 22, 2005, we have earned approximately $120,000 in revenues and have incurred a cumulative net loss since our inception of $3.9 million through September 30, 2008. Operations from inception through September 30, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

As of September 30, 2008, we have a working capital deficit of $510,935, have earned minimal revenues and have incurred a net loss from our inception through September 30, 2008 totaling $3,868,498.

We have financed our losses through the sale of our common stock, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the three months ended September 30, 2008, we received the following capital infusions: loans from officers and stockholders totaling $24,230 and $31,350, respectively. In addition, during the three months ended September 30, 2008, in lieu of cash payments, we issued shares of common stock valued at approximately $351,216 for services rendered.  We issued 1,000,000 and 666,111 shares of our common stock to repay $50,000 and $41,550 in advances from officers and stockholders, respectively. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

On July 30, 2008, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the convertible notes.  The note holders have the option to convert any unpaid note principal in shares of our common stock at a 30% discount to the average five day stock price prior to conversion.

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

Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements for the fiscal year ended June 30, 2008 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of September 30, 2008, we had an allowance for bad debts of $5,602. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Reliability of Inventory Values

We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Recent Accounting Pronouncements

There are no accounting pronouncements not yet adopted that are expected to have a significant impact on us.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2008, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the convertible notes.  The note holders have the option to convert any unpaid note principal to shares of our common stock at a 30% discount to the average five-day stock price prior to conversion.

Item 3. Defaults Upon Senior Securities

We are currently in default on a $25,000 note, which was due May 15, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: November 19, 2008	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)