Form 10-Q/A
period 2008-09-30
WaterPure International
filed 2009-02-20
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/ A

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

As of November 19, 2008, there were 41,540,587 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

		Explanatory Note	3

	ITEM 1.	Balance sheets as of September 30, 2008 ( restated ) and June 30, 2008	4

		Statements of operations for the three-months ended September 30, 2008 ( restated ) and 2007, and cumulative from July 22, 2005 (inception) through September 30, 2008 ( restated )	5

		Statement of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through September 30, 2008 ( restated )	6

		Statements of cash flows for the three month periods ended September 30, 2008 ( restated ) and 2007, and cumulative from July 22, 2005 (inception) through September 30, 2008 ( restated )	8

		Notes to financial statements (unaudited)	15

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20
	ITEM 1A.	Risk Factors	20
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Submission of Matters to a Vote of Security Holders	20
	ITEM 5.	Other Information	20
	ITEM 6.	Exhibits	20

	SIGNATURES		21

Explanatory Note

In the course of a review by WaterPure International, Inc. (“the Company”) of its accounting for accrued royalties and licensing fees, the Company identified a clerical error. This error had the following impact on the unaudited financial statements for the three months ended September 30, 2008:

	As Filed	Adjustment	As Restated

Statement of Operations
Accretion of accrued royalties	$(28,509)	$57,018	$28,509
Net Loss	(401,536)	(57.018)	(458,554)

Balance Sheet
Current liabilities	$589,028	$(74,106)	$514,922
Accrued royalties payable – non-current	597,975	135,349	733,324
Licensing fees – non-current	331,897	(4,225)	327,672
Deficit accumulated during the
development stage	(3,868,498)	(57,018)	(3,925,516)

Accordingly, the Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (the “First Quarter 10-Q/A”) to (1) restate the unaudited financial statements for the three months ended September 30, 2008 contained in Part 1, item 1, (2) amend Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part 1, Item 2, to reflect such restatement, and (3) amend the disclosures under Controls and Procedures in Part1, Item 4T, to provide additional information with respect to the error the status of the Company’s disclosure controls and procedures and internal control over financial reporting.

The Company hereby files this First Quarter 10Q/A to amend and restate the original quarterly report on form 10Q for the quarterly period ended September 30, 2008 in its entirety, including new certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than modifications noted above, no other items included in the original form 10-Q for the quarterly period ended September 30 2008 have been amended by the First Quarter 10-Q/A. This First Quarter 10-Q/A does not purport to provide an update or a discussion of any developments at the Company subsequent to the filing date of the original Form 10-Q for the quarterly period ended September 30, 2008.

See Note 12 to the unaudited financial statements included in this First Quarter 10-Q/A for additional information.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	( Restated )
ASSETS

Cash	$-	$5,421
Accounts receivable - net of allowance ($5,602 at Sepember 30, 2008 and $2,762 at June 30, 2008)	19,416	-
Inventories	71,177	87,957

Total current assets	90,593	93,378

Trademark	325	325
Intangible asset - license, net of accumulated amortization	1,043,543	1,056,785

Total assets	$1,134,461	$1,150,488

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$86,739	$122,641
Accrued expenses	154,496	133,921
Accrued royalties payable - current	13,794	-
Licensing fees - current	4,592	230,000
Notes payable	25,000	25,000
Convertible debt	87,500	50,000
Due to officers	52,032	98,053
Due to stockholders	90,769	105,169

Total current liabilities	514,922	764,784

Accrued royalties payable - non current	733,324	496,373
Licensing fees - non current	327,672	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 100,000,000 authorized	3,989	3,147
Common stock to-be-issued	-	355,000
Additional paid-in-capital	3,480,070	2,998,146
Deficit accumulated during the development stage	(3,925,516)	(3,466,962)

Total stockholders' deficiency	(441,457)	(110,669)

Total liabilities and stockholders' equity (deficiency)	$1,134,461	$1,150,488

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 AND FOR
THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
 (Unaudited)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Restated)		(Restated)

REVENUES	$48,012	$17,179	$119,942

COST OF GOODS SOLD	31,088	14,656	102,155

Gross profit	$16,924	$2,523	$17,787

EXPENSES

General and administrative expenses	428,977	227,686	3,796,874

LOSS FROM OPERATIONS	412,053	(225,163)	(3,779,087)

Interest expense	2,250	3,000	32,590
Accretion of accrued royalties	28,509	-	60,018
Amortization expense	15,742	-	53,821

Loss before provision for income taxes	(458,554)	(228,163)	(3,925,516)

Provision for income taxes	-	-	-

Net loss	$ (458,554)	$(228,163)	$ (3,925,516)

Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.17)

Weighted average per common share	36,403,752	21,382,891	22,701,912

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(continued)

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-	Deficit accumulated during the	Total stockholders'
	Shares	Amount	Shares	Amount	capital	development stage	equity (deficiency)

Cancellation of common stock to-be-issued (unaudited)	(1,750,000)	(355,000)	-	-	-	-	(355,000)

Issuance of shares (unaudited)	-	-	250,000	25	24,975	-	25,000

Beneficial conversion of loan discount	-	-	-	-	15,000	-	15,000

Issuance of shares as repayment of amount due to officers (unaudited)	-	-	1,000,000	100	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders (unaudited)	-	-	666,111	67	41,483	-	41,550

Common stock issued for consulting services (unaudited)	-	-	6,502,600	650	350,566	-	351,216

Net loss (unaudited)	-	-	-	-	-	(458,554)	(458,554)

Balance September 30, 2008	-	$-	39,890,587	$3,989	$3,480,070	$(3,925,516)	$(441,457)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 AND FOR THE
PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
	( Restated )		( Restated )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (458,554)	$(221,163)	$ (3,925,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royaties	28,509	-	60,018
Amortization of intangible asset - license	13,242		51,321
Common stock issued for consulting services	351,216	69,688	1,843,620
Issuance of stock options - employee	-	-	814,237
Amortization of beneficial conversion discount	2,500	-	21,250
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(19,416)	2,894	(19,416)
Other receivables	-	7,000	-
Inventories	16,780	(40,586)	(71,177)
Increase/(Decrease) in:
Accounts payable and accrued expenses	(8,327)	28,400	241,235

Net cash used in operating activities	(74,050)	(153,767)	(984,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	(12,500)	-	(75,500)
Trademark	-	-	(325)

Net cash used in investing activities	(12,500)	-	(75,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	-	50,000	494,313
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	-	-	(25,000)
Advances from officers	3,979	47,590	102,032
Advances from stockholders	27,150	51,253	202,463
Proceeds from convertible debt	50,000	-	100,000

Net cash provided by financing activities	81,129	148,843	1,060,253

NET INCREASE/(DECREASE) IN CASH	(5,421)	(4,924)	-
CASH, beginning of period	5,421	10,918	-

CASH, end of period	$-	$5,994	$-

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

NOTE 3 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $ 3,925,516 , has earned minimal revenues and has a working capital deficit as of September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

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

Total amortization for the three months ended September 30, 2008 was $13,242

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment. The Company has recognized a liability of $ 747,118 , which represents the present value of the minimum royalty payments using a 12% discount rate.

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

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGES TO PRIOR PERIOD PRESENTATION

In the course of a review by the Company of its accounting for accrued royalties and licensing fees, the Company identified a clerical error. This error had the following impact on the unaudited financial statements for the three months ended September 30, 2008:

	As Filed	Adjustment	As Restated

Statement of Operations
Accretion of accrued royalties	$(28,509)	$57,018	$28,509
Net Loss	(401,536)	(57.018)	(458,554)

Balance Sheet
Current liabilities	$589,028	$(74,106)	$514,922
Accrued royalties payable – non-current	597,975	135,349	733,324
Licensing fees – non-current	331,897	(4,225)	327,672
Deficit accumulated during the
development stage	(3,868,498)	(57,018)	(3,925,516)

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

Liquidity and Capital Resources

As of September 30, 2008, we have a working capital deficit of $ 424,329 , have earned minimal revenues and have incurred a net loss from our inception through September 30, 2008 totaling $ 3,925,516 .

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

ITEM 4T - CONTROLS AND PROCEDURES

( a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the principal executive officer and recently appointed principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Quarterly Report on Form 10-Q due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process. The Company determined that a restatement of its financial statements was necessary due to certain clerical errors. This restatement is required to properly reflect the Company’s financial results for certain accounting related to accrued royalties and licensing fees.

The Company believes that the issues surrounding the restatement of this report, mainly the internal controls related to the financial closing, review, and analysis process has been addressed and the Company has taken additional steps to avoid the reoccurrence of this condition by instituting a policy requiring the Chief Financial Officer, at the end of each quarter, to review the Company’s current licensing agreements to ensure that all royalty and licensing fees have been properly recorded and that appropriate adjustments to previously accrued royalties and licensing fees are recorded, if necessary. The Company believes that these additional efforts taken by management since the end of the quarter ended September 30, 2008 to strengthen the Company’s internal controls will be effective in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s internal control over financial reporting has been modified subsequent to the Company’s most recent fiscal quarter as disclosed above to address deficiencies in the financial closing, review and analysis process, which has materially improved the Company’s internal control over financial reporting.

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

We made the changes as specified above in our internal control over financial reporting that occurred subsequent to the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WATERPURE INTERNATIONAL, INC.

Date: February 20, 2009	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: February 20, 2009	By:	/s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)