Form 10-Q
period 2008-12-31
WaterPure International
filed 2009-02-24
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-135783

WATERPURE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Plymouth Road, Suite 310
Plymouth Meeting, PA                       19462
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No   ☒.

As of February 23, 2009, there were 63,090,586 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements
		Balance sheets as of December 31, 2008 (unaudited) and June 30, 2008	3

		Statements of operations for the three month and six month periods ended December 31, 2008 and 2007, and cumulative from July 22, 2005 (inception) through December 31, 2008 (unaudited)	4

		Statements of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through December 31, 2008 (unaudited)	5

		Statements of cash flows for the six month periods ended December 31, 2008 and 2007, and cumulative from July 22, 2005 (inception) through December 31, 2008 (unaudited)	7

		Notes to financial statements (unaudited)	8-15

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	ITEM 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20
	ITEM 1A.	Risk Factors	20
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Submission of Matters to a Vote of Security Holders	20
	ITEM 5.	Other Information	20
	ITEM 6.	Exhibits	20

	SIGNATURES		21

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Cash	$-	$5,421
Accounts receivable - net of allowance ($16,297 at December 31, 2008 and $2,762 at June 30, 2008)	1,800	-
Inventories	53,635	87,957
Other current assets	6,000	-

Total current assets	61,435	93,378

Trademark	325	325
Intangible asset - license, net of accumulated amortization	1,027,202	1,056,785

Total assets	$1,088,962	$1,150,488

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$116,119	$122,641
Accrued expenses	189,931	133,921
Accrued royalties payable - current	50,000	-
Licensing fees payable - current	82,500	230,000
Notes payable	25,000	25,000
Convertible debt	94,688	50,000
Due to officers	74,403	98,053
Due to stockholders	90,119	105,169

Total current liabilities	722,760	764,784

Accrued royalties payable - net of current portion	700,442	496,373
Licensing fees - net of current portion	255,463	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 100,000,000 authorized	5,354	3,147
Common stock to-be-issued	10,000	355,000
Additional paid-in-capital	3,639,206	2,998,146
Deficit accumulated during the development stage	(4,244,263)	(3,466,962)

Total stockholders' deficiency	(589,703)	(110,669)

Total liabilities and stockholders' equity (deficiency)	$1,088,962	$1,150,488

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008
 (Unaudited)

					July 22, 2005
	Three months	Three months	Six months	Six months	(inception)
	ended	ended	ended	ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008

REVENUES	$35,120	$4,168	$83,132	$21,347	$155,062

COST OF GOODS SOLD	20,077	4,825	51,165	19,481	122,232

Gross profit	15,043	(657)	31,967	1,866	32,830

EXPENSES

General and administrative expenses	299,671	200,661	728,648	428,347	4,096,545

LOSS FROM OPERATIONS	(284,628)	(201,318)	(696,681)	(426,481)	(4,063,715)

Interest expense	4,067	3,445	6,317	6,445	36,657
Accretion of accrued royalties	9,023	-	37,532	-	69,041
Amortization expense	21,029	5,397	36,771	5,397	74,850

Loss before provision for income taxes	(318,747)	(210,160)	(777,301)	(438,323)	(4,244,263)

Provision for income taxes	-	-	-	-	-

Net loss	$(318,747)	$(210,160)	$(777,301)	$(438,323)	$(4,244,263)

Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.18)

Weighted average per common share	43,849,283	22,412,125	40,126,518	21,897,508	24,221,880

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of options for compensation	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	-	21,271,750	2,127	1,047,143	(1,177,592)	(128,322)

Common stock to-be-issued	1,750,000	355,000	-	-	-	-	355,000

Issuance of shares	-	-	4,330,000	433	468,567	-	469,000

Issuance of shares as repayment of amount due to stockholders	-	-	467,626	47	70,097	-	70,144

Common stock issued for consulting services	-	-	5,277,500	528	829,101	-	829,629

Issuance of options for compensation	-	-	-	-	582,937	-	582,937

Exercise of options	-	-	125,000	12	301	-	313

Net loss	-	-	-	-	-	(2,289,370)	(2,289,370)

Balance June 30, 2008	1,750,000	355,000	31,471,876	3,147	2,998,146	(3,466,962)	(110,669)

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008
(continued)

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount

Cancellation of common stock to-be-issued (unaudited)	(1,500,000)	(330,000)	-	-	-	-	(330,000)

Issuance of shares (unaudited)	(250,000)	(25,000)	250,000	25	24,975	-	-

Issuance of shares as repayment of amount due to officers (unaudited)	-	-	1,000,000	100	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders (unaudited)	-	-	666,111	67	41,483	-	41,550

Beneficial conversion of debt discounts (unaudited)	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services (unaudited)	-	-	20,152,600	2,015	502,202	-	504,217

Common stock to-be-issued (unaudited)	1,000,000	10,000	-	-	-	-	10,000

Net loss (unaudited)	-	-	-	-	-	(777,301)	(777,301)

Balance December 31, 2008 (unaudited)	1,000,000	$10,000	53,540,587	$5,354	$3,639,206	$(4,244,263)	$(589,703)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008
(UNAUDITED)

			July 22, 2005
	Six months	Six months	(inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(777,301)	$(438,323)	$(4,244,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties and licensing fees	37,532	-	69,041
Amortization of intangible asset - license	29,583	5,397	67,662
Common stock issued for consulting services	504,217	164,187	1,996,621
Issuance of stock options - employee	-	-	814,237
Amortization of beneficial conversion discount	7,188	-	25,938
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(1,800)	6,904	(1,800)
Other receivables	-	7,000	-
Other current assets	(6,000)	(30)	(6,000)
Inventories	34,322	(47,154)	(53,635)
Increase/(Decrease) in:
Accounts payable and accrued expenses	56,488	13,411	306,050

Net cash used in operating activities	(115,771)	(288,608)	(1,026,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	(12,500)	(50,000)	(75,500)
Trademark	-	-	(325)

Net cash used in investing activities	(12,500)	(50,000)	(75,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	10,000	202,313	504,313
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	-	(20,000)	(25,000)
Advances from officers	26,350	65,898	124,403
Advances from stockholders	26,500	109,033	201,813
Proceeds from convertible debt	60,000	-	110,000

Net cash provided by financing activities	122,850	357,244	1,101,974

NET INCREASE/(DECREASE) IN CASH	(5,421)	18,636	-
CASH, beginning of period	5,421	10,918	-

CASH, end of period	$-	$29,554	$-

Supplemental disclosures of cash flow information:

1The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Notes 6 .

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the interim periods ended December 31, 2008 and 2007 and cumulative period from inception (July 22, 2005) to December 31, 2008.

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

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $4,244,263 has earned minimal revenues and has a working capital deficit as of December 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company intends to market and eventually to manufacture licensed Atmospheric Water Generators from Everest Water Ltd., devices which harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market Mineral Additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The products will bear the Company’s own exclusive WaterPure branding.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has no principal operations and minimal revenue. Operations from the Company’s inception through December 31, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2008 and June 30, 2008.

ACCOUNTS RECIEVABLE

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of December 31, 2008, the Company had an allowance for bad debts of $16,297.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of December 31, 2008, inventories consisted of purchased finished goods, plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted-average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that intangible assets with finite lives be amortized over their respective estimated lives and No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the long-lived assets, an impairment loss is to be recognized based on the fair value of the assets.

CONVERTIBLE DEBT

The Company accounts for its convertible debt in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments” (“EITF 00-27”) which require the embedded beneficial conversion features present in convertible securities be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

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

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At December 31, 2008, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a result, believes that its accounts receivable, net of reserves, credit risk exposure is limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FAS No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, due to officers and due to stockholders approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the notes payable was estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the notes payable approximate their carrying value. The fair value of the convertible notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Notes 5 and 7 for a description of these instruments). The carrying value of the accrued royalties payable approximate fair value and was estimated by discounting future cash flows using a 12% discount rate. The Company’s financial instruments are held for other than trading purposes.

NET LOSS PER COMMON SHARE

The Company presents basic earnings (loss) per share and, if applicable, diluted earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.

STOCK BASED COMPENSATION AND PAYMENTS

The Company accounts for equity instruments exchanged for services in accordance with FAS No. 123(R), “Share-Based Payments.” And EITF 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with selling, Goals or Services.”  Under the provisions of FAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

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

The following table summarizes the various components of the Everest license as of December 31, 2008:

	December 31, 2008	June 30, 2008
Amended value of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	67,662	38,079
License, net	$1,027,202	$1,056,785

Total amortization for the six months ended December 31, 2008 and 2007 was $29,583 and 5,397, respectively.

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guaranteed minimum payment. The Company has recognized a liability of $750,442, which represents the present value of the minimum royalty payments the effective discount rate.

NOTE 5 – NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of two $25,000 notes for a total of $50,000. The notes payable accrue interest at 12% per annum and were due six-months from the date of issuance.  On November 15, 2007, the terms of these notes were extended for an additional six months.

During the year ended June 30, 2008, the Company repaid one of the $25,000 notes. The other note is currently in default and is included in current liabilities on the balance sheets.

NOTE 6 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

Officers and stockholders of the Company have provided various short-term working capital advances. During the six months ended December 31, 2008, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $26,350 and $26,500 respectively. During the six months ended December 31, 2007, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $65,898 and $109,033 respectively. The Company issued 666,111 shares of common stock as repayment for $41,550 of the amount due to stockholders and issued 1,000,000 shares of common stock as repayment for $50,000 of the amount due to officers during the six months ended December 31, 2008. The Company does not intend to pay interest on the principal borrowed from officers and stockholders as the advances are intended to be short-term.

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

The Company entered into a Securities Purchase Agreement with accredited investors on July 30, 2008 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a 30% discount to the average five day stock price prior to conversion. In accordance with EITF 98-5, during the six months ended December 31, 2008, the Company recorded a debt discount of $15,000 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. In accordance with EITF 98-5, during the six months ended December 31, 2008, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the six-months ended December 31, 2008, the Company sold 1,000,000 shares of its common stock for $.01 per share or $10,000. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements. These shares have not been issued as of December 31, 2008.

During the six-months ended December 31, 2008, the Company issued 20,152,600 shares of its common stock for consulting services totaling $504,217.

During the six-months ended December 31, 2008, the Company issued 666,111 shares of common stock as repayment of $41,550 of the amount due to stockholders and issued 1,000,000 shares of common stock as repayment of $50,000 of the amount due to officers.

During the six months ended December 31, 2008, the Company cancelled 1,500,000 shares of common stock to be issued in accordance with an amendment to the repayment terms of its licensing agreement in the amount of $330,000 (Note 4).

During the six month ended December 31, 2008, the Company issued 25,000 shares of common stock previously classified as to be issued.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS (continued)

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through December 31, 2008:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of December 31, 2008	3,600,000	$0.1610

No options were exercised and no funds were received from the exercise of options during the six-month period ended December 31, 2008.

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

DUE TO OFFICERS AND STOCKHOLDERS

During the six-months ended December 31, 2008, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 6.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the June 30, 2008 financial statements in the Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on December 31, 2008.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company at various times sold 2,999,999 shares of its common stock for $22,500. The fair value of the shares was determined based on the closing price of the shares at the date of the agreements.

Subsequent to December 31, 2008, the Company at various times issued 6,550,000 shares of its common stock for consulting services totaling $65,500.

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

We are a development stage company, currently selling our products through our distribution and marketing programs, which consists of placing our product in retail establishments and through distributors. In December 2007, we entered into an agreement with Everest Water Ltd., which was amended on August 4, 2008, for the manufacturing and marketing rights to advanced models of our product. Our primary focus will be on strengthening the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first units and have generated minimal revenues from operations.

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

During the three months ended December 31, 2008 we made several important additions to our marketing and product development operations by way of relationships with five key independent consultants:

•	The founder of Eco Green Development, an environmentally based business support company, is leading our efforts by adding qualified local, regional and master distributors;

•	We hired a veteran marketing specialist, as our major accounts representative calling on Big Box retailers and other large volume prospects;

•
A consulting chemical engineer is assisting us in our research and development efforts including strategic product development and innovative methods of improving performance of our Atmospheric Water Generators;

•
We hired a Project Manager for the development of our new Water Cycle AWG. He gained his knowledge and experience with water purification and desalination processes and refrigeration systems during his tenure with the US Navy; and

•	A senior partner of the Referral Institute and executive director of BNI-Business Network International in Fort Lauderdale has joined the Company as a marketing consultant.

Results of Operations

For the Period from July 22, 2005 (Inception) through December 31, 2008

Since we were formed on July 22, 2005, we have earned approximately $155,000 in revenues and have incurred a cumulative net loss since our inception of approximately $4,250,000 through December 31, 2008. Operations from inception through December 31, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

As of December 31, 2008, we have a working capital deficit of $661,325, have earned minimal revenues and have incurred a net loss from our inception through December 31, 2008 totaling $4,244,263.

We have financed our losses through the sale of our common stock, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the six months ended December 31, 2008, we received the following capital infusions: $10,000 from the sale of 1,000,000 shares of our common stock and loans from officers and stockholders totaling $26,350 and $26,500, respectively. In addition, during the six months ended December 31, 2008, in lieu of cash payments, we issued 20,152,600 shares of common stock valued at approximately $504,217 for services rendered.  We issued 1,000,000 and 666,111 shares of our common stock to repay $50,000 and $41,550 in advances from officers and stockholders, respectively. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

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

On November 18, 2008, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the convertible notes.  The note holders have the option to convert any unpaid note principal in shares of our common stock at a price of $.005 per share.

We do not have enough capital to support operations for the next twelve months. We anticipate we will need approximately $2 million, consisting of approximately $900,000 for manufacturing, $200,000 for sales and marketing and $800,000 for general and administrative expenses and working capital. An additional $100,000 would be utilized for the production and execution of our marketing support program. We currently do not have any commitments for additional capital, and have no assurances that capital will be available on terms acceptable to us, or at all.

Our independent registered public accounting firm have included a going concern paragraph in their opinion on our consolidated financial statements for the fiscal year ended June 30, 2008 that states there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of December 31, 2008, we had an allowance for bad debts of $16,297. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

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

The Company, under the supervision and with the participation of its management, including the principal executive officer and recently appointed principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Quarterly Report on Form 10-Q due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process. The Company determined on February 13, 2009 that a restatement of its financial statements for the quarter ended September 30, 2008 was necessary due to certain clerical errors. The restatement was required to properly reflect the Company’s financial results for certain accounting related to accrued royalties and licensing fees. The amended quarterly report on Form 10-Q/A was filed with the Securities and Exchange Commission on February 20, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2008, we sold 1,000,000 shares of our common stock to accredited investors for aggregate proceeds of $10,000.

During the six months ended December 31, 2008, in lieu of cash payments, we issued 20,152,600 shares of common stock valued at approximately $504,217 for services rendered.

During the six months ended December 31, 2008, we issued 1,000,000 and 666,111 shares of our common stock to repay $50,000 and $41,550 in advances from officers and stockholders, respectively.

On November 18, 2008, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the convertible notes.  The note holders have the option to convert any unpaid note principal in shares of our common stock at a price of $.005 per share.

Item 3. Defaults Upon Senior Securities

We are currently in default on a $25,000 note, which was due May 15, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On December 17, 2008 the Company’s shareholders elected as the Company’s directors for a one-year term Paul S. Lipschutz and Robert F. Orr.

On December 17, 2008 the Company’s shareholders voted in favor to amend and restate Article 4 of the Certificate of Incorporation, which allows the Company to issue two classes of stock ; 250,000,000 shares of Common Stock, par value $0.0001 and 1,000,000 shares of Preferred Stock, par value $0.001.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: February 23, 2009	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: February 23, 2009	By:	/s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)