Form 10-Q
period 2009-03-31
WaterPure International
filed 2009-05-19
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No   ☒.

As of May 18, 2009, there were 79,623,986 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

	.	Balance sheets as of March 31, 2009 (unaudited) and June 30, 2008	3

		Statements of operations for the three and nine months ended March 31, 2009 and 2008, and cumulative from July 22, 2005 (inception) through March 31, 2009 (unaudited)	4

		Statements of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through March 31, 2009 (unaudited)	5

		Statements of cash flows for the nine month ended March 31, 2009 and 2008, and cumulative from July 22, 2005 (inception) through March 31, 2009 (unaudited)	7

		Notes to financial statements (unaudited)	8-15

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18

	ITEM 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20
	ITEM 1A.	Risk Factors	20
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Submission of Matters to a Vote of Security Holders	20
	ITEM 5.	Other Information	20
	ITEM 6.	Exhibits	20

	SIGNATURES		21

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2009	June 30,
	(Unaudited)	2008
ASSETS

Cash	$2,876	$5,421
Accounts receivable - net of allowance ($22,759 at March 31, 2009 and $2,762 at June 30, 2008)	-	-
Inventories	35,613	87,957
Other current assets	6,000	-

Total current assets	44,489	93,378

Trademark	325	325
Intangible asset - license, net of accumulated amortization	1,010,861	1,056,785

Total assets	$1,055,675	$1,150,488

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$100,045	$122,641
Accrued expenses	230,981	133,921
Accrued royalties payable - current	50,000	-
Licensing fees - current	92,000	230,000
Deferred revenue	49,800	-
Notes payable	25,000	25,000
Convertible debt	100,313	50,000
Due to officers	87,493	98,053
Due to stockholders	77,624	105,169

Total current liabilities	813,256	764,784

Accrued royalties payable - non current	717,601	496,373
Licensing fees - non current	248,217	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 250,000,000 authorized	7,098	3,147
Preferred stock, par value $.001 per share; 1,000,000 authorized	-	-
Common stock to-be-issued	30,000	355,000
Additional paid-in-capital	3,770,762	2,998,146
Deficit accumulated during the development stage	(4,531,259)	(3,466,962)

Total stockholders' deficiency	(723,399)	(110,669)

Total liabilities and stockholders' equity (deficiency)	$1,055,675	$1,150,488

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008 AND CUMULATIVE FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2009
 (Unaudited)

					July 22, 2005
	Three months	Three months	Nine Months	Nine Months	(inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

REVENUES	$8,349	$40,896	$91,481	$62,243	$163,411

COST OF GOODS SOLD	9,415	36,205	60,580	55,686	131,647

Gross profit/(loss)	(1,066)	4,691	30,901	6,557	31,764

EXPENSES

General and administrative expenses	230,501	1,196,327	959,149	1,624,674	4,327,046

LOSS FROM OPERATIONS	(231,567)	(1,191,636)	(928,248)	(1,618,117)	(4,295,282)

Interest expense	3,550	4,078	9,867	10,523	40,207
Accretion of accrued royalties	29,913	17,865	67,445	17,865	98,954
Amortization expense	21,966	16,341	58,737	21,738	96,816

Loss before provision for income taxes	(286,996)	(1,229,920)	(1,064,297)	(1,668,243)	(4,531,259)

Provision for income taxes	-	-	-	-	-

Net loss	$(286,996)	$(1,229,920)	$(1,064,297)	$(1,668,243)	$(4,531,259)

Net loss per share basic and diluted	nil	$(0.05)	$(0.02)	$(0.07)	$(0.17)

Weighted average per common share	60,269,994	26,004,997	47,125,299	23,256,714	26,666,466

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2009

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2009
(continued)

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount

Cancellation of common stock to-be-issued (unaudited)	(1,500,000)	(330,000)	-	-	-	-	(330,000)

Issuance of shares (unaudited)	(250,000)	(25,000)	6,749,999	675	66,825	-	42,500

Issuance of shares as repayment of amount due to officers (unaudited)	-	-	1,000,000	100	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders (unaudited)	-	-	666,111	67	41,483	-	41,550

Beneficial conversion of loan discount (unaudited)	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services (unaudited)	-	-	31,092,600	3,109	591,908	-	595,017

Common stock to-be-issued (unaudited)	6,000,000	30,000	-	-	-	-	30,000

Net loss (unaudited)	-	-	-	-	-	(1,064,297)	(1,064,297)

Balance March 31, 2009	6,000,000	$30,000	70,980,586	$7,098	$3,770,762	$(4,531,259)	$(723,399)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008 AND
 CUMULATIVE FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

			July 22, 2005
	Nine months	Nine months	(inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,064,297)	$(1,668,243)	$(4,531,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties	67,445	17,865	98,954
Amortization of intangible asset - license	45,924	21,738	84,003
Common stock issued for consulting services	595,017	519,687	2,087,421
Issuance of stock options - employee	-	576,092	814,237
Amortization of beneficial conversion discount	12,813	-	31,563
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	-	(19,324)	-
Other receivables	-	7,000	-
Other current assets	(6,000)	(10,900)	(6,000)
Inventories	52,344	(17,719)	(35,613)
Increase/(Decrease) in:
Accounts payable and accrued expenses	81,464	59,279	331,026
Accrued royalties and licensing fees payable	(23,000)	(60,000)	(86,000)
Deferred revenue	49,800	-	49,800

Net cash used in operating activities	(188,490)	(574,525)	(1,161,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	72,500	450,813	566,813
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	-	(25,000)	(25,000)
Advances from officers	39,440	52,753	137,493
Advances from stockholders	14,005	89,698	189,318
Proceeds from convertible debt	60,000	-	110,000

Net cash provided by financing activities	185,945	568,264	1,165,069

NET INCREASE/(DECREASE) IN CASH	(2,545)	(6,261)	2,876
CASH, beginning of period	5,421	10,918	-

CASH, end of period	$2,876	$4,657	$2,876

Supplemental disclosures of cash flow information:
1) The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Note 6.
2) The Company issued 100,000 shares of common stock valued at $7,000 as repayment of accounts payable.
3) The Company recorded a liability of $340,217 for amounts owed as a licensing fee for the license acquisition as described in Note 4
4) The Company recorded accrued royalties payable of $767,651, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 4.
5) The Company cancelled 1,500,000 shares of common stock valued at $330,000 as a result of the modification of payment terms related to the license acquisition described in Note 4.

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

WaterPure International, Inc. (the “Company”) (a development stage company) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company intends to market and eventually to manufacture the licensed Atmospheric Water Generators from Everest Water Ltd., devices that harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market mineral additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The products will bear the Company’s own exclusive WaterPure branding.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has no principal operations and minimal revenue. Operations from the Company’s inception through March 31, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the three and nine month interim periods ended March 31, 2009 and 2008 and cumulative period from inception (July 22, 2005) to March 31, 2009.

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

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $4,531,259, has earned minimal revenues and has a working capital deficit of $768,767, as of March 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and provide the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has no principal operations and minimal revenue. Operations from the Company’s inception through March 31, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2009 and June 30, 2008.

ACCOUNTS RECIEVABLE

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of March 31, 2009, the Company had an allowance for bad debts of $22,759.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of March 31, 2009, inventories consisted of purchased finished goods, plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED REVENUE

The Company has entered into a Master Distributorship Agreement with a third-party whereby the third-party will market and sell WaterPure branded machines to customers and resellers. The third-party has entered into a purchase commitment for 1,000 units and has deposited $50,000, which the Company will apply in $50 increments towards each WaterPure atmospheric water machine sold and delivered within twenty-four month of the execution of the agreement. The Company has recorded the deposit as deferred revenue, and recognizes the revenue as each machine is sold.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax basis of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through March 31, 2009.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At March 31, 2009, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a result, believes that their accounts receivable, net of reserves, credit risk exposure is limited.

FAIR VALUE MEASURMENT

The Company has partially implemented SFAS No. 157, “Fair Value Measurements” for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements and is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities. This standard only applies when other standards require or permit the fair value measurements of nonfinancial assets and liabilities. It does not increase the use of fair value measurement. The Company has determined that none of its financial assets or liabilities are measured at fair value on a recurring basis, therefore the disclosures by SFAS No. 157 do not currently apply.

NET LOSS PER COMMON SHARE

The Company presents basic earnings (loss) per share and, if applicable, diluted earnings per share pursuant to the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.

STOCK BASED COMPENSATION AND PAYMENTS

The Company accounts for equity instruments exchanged for services in accordance with FAS No. 123(R), “Share-Based Payment” and EITF 96-18 “Accounting for Equity Investments That are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Under the provisions of FAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

There are no accounting pronouncements not yet adopted that are expected to have a significant impact on the Company.

NOTE 4 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $20,000 through July 31, 2008. On August 1, 2008, the Company and Everest Water LTD modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus 8% royalty payments with guarantee minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring under ETIF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

The following table summarizes the various components of the Everest license as of March 31, 2009:

	March 31,	June 30,
	2009	2008
Amended value of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	84,003	38,079
License, net	$1,010,861	$1,056,785

Total amortization for the nine months ended March 31, 2009 and 2008 was $45,924 and $21,738, respectively.

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment. The Company has recognized a liability of $767,601, which represents the present value of the minimum royalty payments using the effective discount rate.

NOTE 5 – NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of two $25,000 notes for a total of $50,000. The notes payable accrue interest at 12% per annum and were due six months from the date of issuance.  On November 15, 2007, the terms of these notes were extended for an additional six months.

During the year ended June 30, 2008, the Company repaid one of the $25,000 notes. The other note is currently in default and is included in current liabilities on the balance sheets.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 6 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

Officers and stockholders of the Company have provided various short-term working capital advances. During the nine months ended March 31, 2009, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $39,440 and $14,005, respectively. During the nine months ended March 31, 2008, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $52,753 and $89,698, respectively. The Company issued 666,111 shares of common stock as repayment for $41,550 of the amount due to stockholders and issued 1,000,000 shares of common stock as repayment for $50,000 of the amount due to officers during the nine months ended March 31, 2009. The Company does not intend to pay interest on the principal borrowed from officers and stockholders as the advances are intended to be short-term.

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

The Company entered into another Securities Purchase Agreement with accredited investors on July 30, 2008 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a 30% discount to the average five day stock price prior to conversion. In accordance with EITF 98-5, during the nine months ended March 31, 2009, the Company recorded a debt discount of $15,000 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. In accordance with EITF 98-5, during the nine months ended March 31, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2009, the Company sold in private placement 12,499,999 shares, of which 6,499,999 have been issued and 6,000,000 are to-be-issued for a total of $72,500. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

During the nine months ended March 31, 2009, the Company issued 31,092,600 shares of its common stock for consulting services totaling $595,017.

During the nine months ended March 31, 2009, the Company issued 666,111 shares of common stock as repayment of $41,550 of the amount due to stockholders and issued 1,000,000 shares of common stock as repayment of $50,000 of the amount due to officers.

On March 19, 2009, the Company filed an amendment to their Articles of Incorporation with the State of Florida increasing the number of authorized shares of common stock from 100,000,000 to 250,000,000, and further authorizing 1,000,000 shares of preferred stock with a par value of $0.001.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 – STOCK OPTIONS

At the time of inception (July 22, 2005), the Company issued 125,000 options to one of its consultants for services rendered. The exercise price was $0.0025, the options were immediately exercisable, and expired five years from the grant date. These options were exercised on August 29, 2007.

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

During the year ended June 30, 2008, the Company also issued 3,000,000 options to one of its executive officers. The exercise price was $0.10, which is a discount to the price of the Company’s common stock of $0.20 on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $576,092 and was recognized during the year ended June 30, 2008.

To determine the fair value of the options granted during the years ended June 30, 2008 and 2007, the Company used the following assumptions in its Black-Scholes option -price calculation:

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 – STOCK OPTIONS (continued)

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through March 31, 2009:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2009	3,600,000	$0.1610

No options were exercised and no funds were received from the exercise of options during the nine-month period ended March 31, 2009.

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

DUE TO OFFICERS AND STOCKHOLDERS

During the nine-months ended March 31, 2009, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 6.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 11 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the June 30, 2008 financial statements in the Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on March 31, 2009.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception – 2008 remain open to examination by the I.R.S. and state authorities.

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

Overview

WaterPure International, Inc. was organized under the laws of the state of Florida on July 22, 2005 and conducts business as a marketer of the WaterPure Atmospheric Water Generator (“AWG”), a branded product of ours. We are structured as a marketing entity, however, we are currently engaged in the design and development of products may be involved with manufacturing products in the future. We intend to introduce our first manufactured licensed products in June 2009. We intend to operate in North America, South America and the Caribbean providing various versions of our devices, which produce drinking water from ambient air.

We are a developing stage company, currently selling our products through our distribution and marketing programs, which consists of placing our product in retail establishments and through distributors. In December 2007, we entered into two worldwide license agreements (amended August 4, 2008) with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of our product. Our primary focus will be on strengthening the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first units and have generated minimal revenues from operations.

We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases. Pollution from sewage, industry, agriculture and acid rain has destroyed surface water reservoirs and aquifers. Water generation treatment and filtration is poised to be an important humanitarian industry as we learn more about global warming.

Our product line consists of two AWGs suitable for home and small office use and for higher volume office or commercial use. In December 2007, we entered into two worldwide license agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of AWGs. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to the water produced by the machine.

We previously purchased our products from a manufacturer in South Korea under an Original Equipment Manufacturer arrangement. However, as a result of a lack of financing to purchase AWGs and uncertainty regarding the manufacturer’s ability to deliver in accordance with orders, we have chosen not to continue our supply relationship with the Korean manufacturer, but we may reestablish the relationship at any time. Currently, we are selling the remaining inventory from our original purchases from the Korean manufacturer and purchasing additional AWGs from a supplier in North Carolina on an as-needed basis.

During the three months ended March 31, 2009, we shifted our primary short term goals to completing research and development and pre-production models for testing of a “next generation” AWG, which we named “The Water Cycle”. We focused our resources and personnel towards completing the sourcing of all materials needed to build the new units plus finding a Project Manager to be responsible for both final research and development and our new assembly line.  Our marketing efforts will be focused on attaining new distributors for our products that will be granted “exclusive” marketing rights to a territory or category of trade in a specific territory.  We have begun negotiating these new contracts with a variety of companies throughout the world. The first contract was completed securing an exclusive distributorship for the state of Florida.  We are working with this distributor to open a training facility in Vero Beach, Florida to train other distributors in both sales and maintenance procedures.

The Water Cycle will be introduced formally in June 2009. It is a state of the art, custom engineered, water production system that produces water in a wider range of atmospheric conditions better than other AWG’s we have tested.  We believe its ozonation process is an effective non-chemical method of eliminating bacteria from water, and ozonation has been used for over one hundred years by major municipalities around the world. The three stage filtration system helps cleanse room air and produces pure bacteria-free water. Our new unit will be manufactured in the USA.

We feel that the differentiations in the new AWG could help us capture a larger market segment in the future because of its design, features and worldwide respect for “Made in USA” products, especially after the past product problems with a variety of products manufactured overseas.

Results of Operations

For the Period from July 22, 2005 (Inception) through March 31, 2009

Since we were formed on July 22, 2005, we have earned approximately $163,000 in revenues and have incurred a cumulative net loss since our inception of approximately $4,531,000 through March 31, 2009. Operations from inception through March 31, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

As of March 31, 2009, we have a working capital deficit of $768,767, have earned minimal revenues and have incurred a net loss from our inception through March 31, 2009 totaling $4,531,259.

We have financed our losses through the sale of our common stock, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the nine months ended March 31, 2009, we received the following capital infusions: $72,500 from the sale of 12,499,999 shares of our common stock and loans from officers and stockholders totaling $39,440 and $14,005, respectively. In addition, during the nine months ended March 31, 2009, in lieu of cash payments, we issued 31,092,600 shares of common stock valued at $595,017 for services rendered.  We issued 1,000,000 and 666,111 shares of our common stock to repay $50,000 and $41,550 in advances from officers and stockholders, respectively. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

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

On November 18, 2008, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the convertible notes.  The note holders have the option to convert any unpaid note principal to shares of our common stock at a price of $.005 per share.

We do not have enough capital to support operations for the next 12 months. We anticipate we will need approximately $2 million, consisting of approximately $900,000 for manufacturing, $200,000 for sales and marketing and $600,000 for general and administrative expenses and working capital. An additional $300,000 would be utilized for the production and execution of our marketing support program. We currently do not have any commitments for additional capital, and have no assurances that capital will be available on terms acceptable to us, or at all.

Our independent registered public accounting firm has issued a going concern paragraph in their Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the fiscal year ended June 30, 2008 that states there is substantial doubt about our ability to continue as a going concern. The conditions that led to the going concern continue to exist as of March 31, 2009. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition” in Financial Statements (SAB 104). We sell atmospheric water generators. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all our significant obligations have been satisfied.

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of March  31, 2009, we had an allowance for bad debts of $22,759. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

 Inventory Valuation

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We determined on February 13, 2009 that a restatement of our financial statements for the quarter ended September 30, 2008 was necessary due to certain clerical errors. The restatement was required to properly reflect our financial results for certain accounting related to accrued royalties and licensing fees. The amended quarterly report on Form 10-Q/A was filed with the Securities and Exchange Commission on February 20, 2009.

We believe that the issues surrounding the restatement of the 10-Q for the quarter ended September 30, 2008, mainly the internal controls related to the financial closing, review, and analysis process has been addressed and we have taken additional steps to avoid the reoccurrence of this condition by instituting a policy requiring the Chief Financial Officer, at the end of each quarter, to review our current licensing agreements to ensure that all royalty and licensing fees have been properly recorded and that appropriate adjustments to previously accrued royalties and licensing fees are recorded, if necessary. We believe that these additional efforts taken by management to strengthen our internal controls are currently effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2009, we sold 12,499,999 shares of our common stock to accredited investors for aggregate proceeds of $72,500.

During the nine months ended March 31, 2009, in lieu of cash payments, we issued 31,092,600 shares of common stock valued at approximately $595,017 for services rendered.

During the nine months ended March 31, 2009, we issued 1,000,000 and 666,111 shares of our common stock to repay $50,000 and $41,550 in advances from officers and stockholders, respectively.

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

Item 3. Defaults Upon Senior Securities

We are currently is in default on a $25,000 note, which was due May 15, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: May 19, 2009	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: May 19, 2009	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)