Form 10-K
WaterPure International
filed 2009-10-13
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

Commission File Number 333-135783

WATERPURE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
525 Plymouth Road, Suite 310 Plymouth Meeting, PA	19462 (954) 728-2405
(Address of principal executive office)	(Zip Code) (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    No ☒

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2008, based on the closing sales price of the Common Stock as quoted on the Nasdaq Over-the-Counter Bulletin Board was $157,984.

As of October 12, 2009, there were 103,723,986 shares of registrant’s common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

WATERPURE INTERNATIONAL, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2009

PART I

ITEM 1.   BUSINESS

Overview

WaterPure International, Inc. was organized under the laws of the state of Florida on July 22, 2005 and conducts business as a marketer and manufacturer of Atmospheric Water Generators (“AWG”). Though originally structured as a marketing entity, we have now become a manufacturer of AWGs after licensing patents from Everest Corp. and developing our own new line of AWGs under those patents. This strategic decision has led to sales fluctuations due to allocation of resources to research and development in some of our previous operating periods.

We are a development stage company until the sale of these new products lead to recognition of significant revenue. We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases. Additionally, it is our goal, to utilize the intellectual property from Everest Corp. to become a leading worldwide manufacturer of AWGs based on the quality of our machines and our choice of distributors and marketing channels. Of course, our future results are highly dependent upon the success of our efforts to manufacture and market our products and having the ability to attain and attract qualified personnel and adequate working capital.

In December 2007, we entered into two worldwide license agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of AWGs. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to the water produced by the AWGs.

We previously purchased our products from a manufacturer in South Korea under an Original Equipment Manufacturer arrangement. However, we have chosen to discontinue our supply relationship with the Korean manufacturer, but we may reestablish the relationship at any time. Currently, we are selling a unit that we are manufacturing ourselves in Florida.

For the year ended June 30, 2009, we had revenue of approximately $120,000 and net loss of approximately $1.42 million.

Business Strategy

Currently we have focused on completion of our final production model of our new AWG, the WaterCycletm. We have leased a 1,000 sq. ft, facility in Margate, Florida that is in close proximity to our supplier of sheet metal used to build the new units. Our efforts to market the units after production have led to the signing of contracts with distributors in Florida, France, United Arab Emirates, the Cayman Islands and parts of Mexico. Also, rights of first refusal have been granted for Illinois, Venezuela and Colombia.

We intend to generate and enhance revenues through the following measures:

•	Move into larger production facilities;
•	Hire more experienced and skilled production staff; and
•	Expand our marketing channels through a growing network of distributors and other methods.

We will need to raise sufficient capital n order to accomplish these goals.

Products and Suppliers

The basic technology employed by our products to produce water from air has been in use in other applications for many decades. Looking very much like the traditional water cooler (but without the inverted water bottle supplying the liquid), the WaterPure AWG stands in a residential or office environment and converts the moisture contained in the ambient air to water, providing a continuing supply of fresh, pure, hot or cold water. The essential processes employed by the water generator are simply evaporation and condensation. Water collected from this processes is then treated through various specialized filters and ultra violet light purification to obtain safe water output. Water produced from AWGs is not currently regulated by government authorities, however our water exceeds FDA standards for potable/drinking water. Since there is no revolutionary or unproven technology utilized in our process, we expect that the risks of failure of the product to perform as advertised are nominal.

Our current production line consists of the WatercycleTM AWG. This machine converts air into fresh drinking water. Our units operate on either 110 or 220 volt power and look similar to a typical water cooler, but do not connect to any water line. This avoids the need for bottled water delivery; heavy lifting of five gallon jugs; and of course does not use up the world’s precious water supply. The AWGs condensation and purification process takes water out of ambient air (humidity) and filters and purifies the water from any foreign matter, bacterial, organic and other impurities.

We have been engaged in the development of a new AWG “the WatercycleTM”, in connection with the patent license we acquired from Everest Water Ltd. This new device utilizes ozone to eliminate microorganisms, increases water producing ability, has a more attractive appearance and uses fewer parts than the machines we are currently marketing. One model of the new AWG will also include an optional feature that will permit the user to add flavors and natural herbal additives, such as green tea.  We have been marketing three models of AWGs from our existing inventory as well as new purchases from Liquid Air-Florida and have generated minimal revenues from operations.

Customers

AWGs are suitable for home/small office use and for higher volume office or commercial use. They are currently sold in the United States (California, Florida, Georgia, New Jersey and New York) as well as internationally (France, United Kingdom and Mexico).

Sales, Marketing and Distribution

We are currently aligning our marketing and distribution program to place our AWG products into the consumer market and commercial marketplace through distributor relationships. Our intent is on establishing defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold a small number of units and have generated minimal revenues from operations.

We currently have contracts with distributors for France, United Arab Emirates, Florida, the Cayman Islands, and parts of Mexico. We are in the negotiation stages with four other potential distributors and have received inquiries from over a dozen others for various territories. We are in the process of reviewing these and timing their contracts with our ability to produce and deliver units to them on a timely basis.

Research and Development

We have dedicated a significant amount of time and resources to research and development activities and plan to increase our research and development efforts to improve the efficiencies associated with water production, increase water storage capacity, expand the effectiveness of filtration devices, and enhance energy efficiency. For the year ended June 30, 2009, our R & D expenses were approximately $18,000.

Competitive Advantage

The atmospheric water generator and filtration system industry is relatively new and rapidly evolving. Based on our research, there are possibly 10 entities experimenting with the technology of water generation, of which five are direct, active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another. The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors. Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge, which is a substantial barrier for others to enter this field.

Our previous AWG products are comparable to the others in the industry utilizing similar technologies with certain differences consistent with patented processes. Our new AWG, which we call the WatercycleTM, contains 50% fewer parts and has greater reliability than the competitive devices. Additionally, our WatercycleTM employs an ozone treatment to purify the water from all microorganisms as opposed to the UV (ultra violet) light applications utilized by other AWGs. This is an effective method of eliminating all bacteria and other microorganisms and has the additional benefit of being environmentally friendly inasmuch as there is no UV lamp to dispose and replace.

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

Patents, Licenses and Royalty Agreements

Everest Water, Ltd., the Licensor, has developed a new concept for a water-making machine. Everest Water has received U.S. patent #7,272,947 and has another patent pending in United States Patent No. Serial Number 11/833,491 filed August 3, 2007.

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

On August 1, 2008, we and Everest Water Ltd. modified payment terms of the licensing agreement. Under the modified terms, we shall pay Everest $430,000 over 33 months starting September 1, 2008 and shall make 8% royalty payments to Everest within 20 days after the closing of each calendar quarter. The royalties have guaranteed minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year after. The annual periods commence August 1, 2008, the date of execution of the revised agreement. As of June 30, 2009, we have paid $13,000 and are $22,000 in arrears.

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

The principal competition within the AWG industry comes from Air to Water, Inc. also known as World Wide Water Company. This company holds a patent for atmospheric water generators for various distributors, a similar water generating device and has product manufactured in China. Yuxin, a Chinese manufacturing company, also produces atmospheric water generators for various distributors.

The following are our other competitors:

Hyflux (www.hyflux.com) is a publicly traded company based in Singapore. Hyflux’s main business is in extremely large-scale water filtration and purification through membrane technology such as reverse osmosis and desalination. In January 2003, they announced that they had purchased a portion of a U.S. company, World Wide Air2Water, and also entered into a licensing agreement to manufacture air to water generators called the Dragonfly. Hyflux contracted the manufacturing of the Dragonfly units to a multi-billion dollar appliance manufacturer located in Qing Dao, China, called Haier.

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

Employees

As of September 30, 2009, we had six employees, four of whom are either officers and/or shareholders. The employees who are either officers and/or shareholders have received no cash compensation to date. We are accruing the annual salary to our CEO, which is $150,000. Staffing levels will be determined as we progress and grow. Our Board of Directors determines the compensation of all new employees based upon job descriptions.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new and growing companies in the green technology and wellness fields in which we operate. We must meet many challenges including:
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

We incurred net losses of $1,423,395 and $2,289,370 for the years ended June 30, 2009 and 2008, respectively.  In addition, at June 30, 2008, we had an accumulated deficit of $4,890,357 and a working capital deficit of $927,551. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated October 12, 2009, our independent registered public accounting firm indicated that there is substantial doubt about our ability to continue as a going concern as a result of our minimal revenues, recurring net losses and our working capital deficiency. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We have entered into a licensing arrangement with Everest Water Ltd., which grants us a worldwide, non-exclusive license for a stand-alone water generator and an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to the water produced by the machine. Under the terms of this arrangement, we are obligated to make certain minimum payments to Everest Water.  Failure to meet these payments would result in a default under the contract. If the license terminates, we would no longer have the right to market and sell the atmospheric water generators, which we expect to account for substantially all of our products in the immediate future.  If this were to occur, we could likely experience a substantial loss of revenues from our products.

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

If we need to replace suppliers, our expenses could increase resulting in smaller profit margins.

We compete with other companies for the production capacity of our suppliers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our suppliers, either from a production standpoint or a financial standpoint. We enter into purchase order commitments on an as-needed basis, specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any suppliers. None of the suppliers we use produces our products exclusively.

Should we be forced to replace one or more of our suppliers, then we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

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

Risks Relating to Our Common Stock:

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules which require public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing our financial statements must attest to and report on our internal controls over financial reporting. While the requirements of section 404(a) are applicable this year, the section 404(b) requirements are not presently applicable to us, but we will become subject to these requirements for the fiscal year ending June 30, 2010. When section 404(b) regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to document and test our internal controls over financial reporting (see Item 9A(T) Controls and Procedures). Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

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

In May 2009, we moved the manufacturing and research and development operations to a 1,000 sq. ft, facility in Margate, Florida. We entered into a month-to-month lease for $1,200 per month.

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

Period	High	Low
Fiscal Year Ended June 30, 2009:
First Quarter	$0.140	$0.020
Second Quarter	0.039	0.004
Third Quarter	0.025	0.004
Fourth Quarter	0.020	0.010
Fiscal Year Ended June 30, 2008:
First Quarter	$0.700	$0.220
Second Quarter	0.400	0.150
Third Quarter	0.240	0.110
Fourth Quarter	0.200	0.070

On October 9, 2009, the closing sale price of our common stock, as reported by the NASDAQ Over-the-Counter Bulletin Board, was $0.01 per share. On October 12, 2009, there were 175 holders of record of our common stock.

DIVIDEND POLICY

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

RECENT SALE OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

During the quarter ended June 30, 2009, we issued 7,343,400 shares of our common stock for consulting services totaling $105,864.

During the quarter ended June 30, 2009, in separate transactions, we sold in private placements 500,000 shares of our common stock at $.0024 per share for a total of $1,200, 7,600,000 shares at $.005 per share for a total of $38,000, and 6,000,000 shares at $.0015 per share for a total of $9,000. The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

General

We are a developing stage company, currently selling our products through our distribution and marketing programs, which consists of placing our product in retail establishments and through distributors. In December 2007, we entered into agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of our product. Our primary focus will be on strengthening the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first units and have generated minimal revenues from operations.

Our current burn rate of available capital is currently unable to support operations for the next 12 months. This consists of approximately $2,000,000 for manufacturing, accounting, legal, technical support, web maintenance and service equipment, travel, telephone and office supplies. An additional $100,000 would be utilized for the production and execution of our marketing support program. We are currently working on raising enough capital to cover these expenditures.

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

Results of Operations

For the Fiscal Year ended June 30, 2009 Compared to the Fiscal Year ended June 30, 2008

Revenue and Net Loss

Revenue for the year ended June 30, 2009 was $120,372, an increase of $54,372 or 82.4% from approximately $66,000 for the comparable period in 2008 and we incurred a net loss of approximately $1.42 million for the year ended June 30, 2009 as compared to a net loss of approximately $2.29 million for the year ended June 30, 2008. The increase in revenue for the year was primarily attributable to strategic planning, having capital to manufacture AWGs and developing revenue-generating opportunities. The decrease in loss is directly attributable to a decrease in general and administrative expenses.

Cost of Goods Sold

Cost of goods sold consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $90,500 or 75.2% of revenue for the year ended June 30, 2009, compared to $68,000 or 103% for the prior year.  The decrease is due to higher sales volume and better cost controls on the parts for our machines.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2009 were $1,256,707, a decrease of $950,795 compared to $2,207,502 for the comparable period in 2008. The overall decrease resulted from decreases of $257,937 in officer compensation ($657,937 for the year ended June 30, 2008 compared to $400,000 for the year ended June 30, 2009), $445,063 in stock compensation to others ($892,101 for the year ended June 30, 2008 compared to $447,038 for the year ended June 30, 2009), $118,369 in professional expenses ($290,217 for the year ended June 30, 2008 compared to $171,848 for the year ended June 30, 2009), $44,058 in meals and entertainment expense ($54,664 for the year ended June 30, 2008 compared to $10,606 for the year ended June 30, 2009), $24,829 in rent expense ($39,008 for the year ended June 30, 2008 compared to $14,179 for the year ended June 30, 2009), $49,360 in travel expense ($64,452 for the year ended June 30, 2008 compared to $15,092 for the year ended June 30, 2009) and $11,179 in other expenses.

Interest Expense

There was $13,417 in interest expense for the year ended June 30, 2009 compared to $10,275 for the year ended June 30, 2008. The increase is due to increase of interest bearing debt. The short-term loans from shareholders and officers carry no interest.

Income Tax Expenses

We have incurred only losses to date and therefore have no income tax expense.

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are a development stage company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2009, we had a working capital deficiency of $927,551. For the twelve months ended June 30, 2009, we had net cash outflow from operating activities of $237,302. Cash provided by financing activities totaled $231,881 for the twelve months ended June 30, 2009.

We expect significant capital expenditures during the next 12 months for manufacturing products, license payments and plant expansion. We are currently seeking joint venture partners and equity financing to fund these expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue manufacturing our AWGs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern for a period longer than the current fiscal year is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

By adjusting our operations to the level of capitalization, and through short term loans from officers we believe we will have sufficient capital resources to meet projected cash flow deficits in the near term. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104). We sell atmospheric water generators. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all our significant obligations have been satisfied.

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of June 30, 2009, we had an allowance for bad debts of $22,759. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Reliability of Inventory Values

We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, "Subsequent Events", ("SFAS 165"), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements' and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WATERPURE INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders’ Equity (Deficiency)	F-4
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
WaterPure International, Inc.

We have audited the accompanying balance sheets of WaterPure International, Inc. (a development stage company) (the “Company”) as of June 30, 2009 and June 30, 2008, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception (June 22, 2005) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WaterPure International, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (June 22, 2005) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss since its inception totaling approximately $4.89 million, has earned minimal revenues and has a working capital deficiency as of June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR, LLP

Glastonbury, Connecticut
October 12, 2009

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
JUNE 30, 2009 AND 2008

	2009	2008

ASSETS

Cash	$-	$5,421
Accounts receivable - net of allowance ($22,759 at June 30, 2009 and $2,762 at June 30, 2008)	-	-
Inventories	15,960	87,957

Total current assets	15,960	93,378

Trademark	325	325
Intangible asset - license, net of accumulated amortization	992,221	1,056,785

Total assets	$1,008,506	$1,150,488

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$120,888	$122,641
Accrued expenses	282,532	133,921
Accrued royalties payable - current	50,000	-
Licensing fees - current	167,000	230,000
Deferred revenue - current	1,800	-
Notes payable	25,000	25,000
Convertible debt	105,938	50,000
Due to officers	103,229	98,053
Due to stockholders	87,124	105,169

Total current liabilities	943,511	764,784

Accrued royalties payable - non current	735,053	496,373
Licensing fees - non current	185,983	-
Deferred revenue - non current	98,400	-

Total Liabilities	1,962,947	1,261,157

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 250,000,000 authorized	9,242	3,147
Common stock to be issued	2,500	355,000
Additional paid in capital	3,924,174	2,998,146
Accumulated deficit	(4,890,357)	(3,466,962)

Total stockholders' deficiency	(954,441)	(110,669)

Total liabilities and stockholders' deficiency	$1,008,506	$1,150,488

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 2009 AND JUNE 30, 2008 AND FOR THE PERIOD
 FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2009

			July 22,2005
	Year	Year	(inception)
	ended	ended	through
	June 30, 2009	June 30, 2008	June 30, 2009

REVENUES	$120,372	$65,651	$192,302

COST OF GOODS SOLD	90,478	67,656	161,545

Gross profit/(loss)	$29,894	$(2,005)	$30,757

EXPENSES

General and administrative expenses	1,256,707	2,207,502	4,624,604

LOSS FROM OPERATIONS	(1,226,813)	(2,209,507)	(4,593,847)

Interest expense	13,417	10,275	43,757
Accretion of accrued royalties and licensing fees	100,163	31,509	131,672
Amortization expense	83,002	38,079	121,081

Loss before provision for income taxes	(1,423,395)	(2,289,370)	(4,890,357)

Provision for income taxes	-	-	-

Net loss	$(1,423,395)	$(2,289,370)	$(4,890,357)

Net loss per share basic and diluted	$(0.03)	$(0.09)	$(0.16)

Weighted average per common share	54,972,043	24,125,379	31,381,235

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
             (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE, 2009

	Common stock-to-be-issued		Common stock issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount

Balance July 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incorporation (July 22, 2005)	4,000,000	10,000	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	126,445

Net loss	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	176,820	-	-	-	(64,361)	112,459

Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	622,334	-	622,400

Issuance of options for compensation	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	-	21,271,750	2,127	1,047,143	(1,177,592)	(128,322)

Common stock to be issued	1,750,000	355,000	-	-	-	-	355,000

Issuance of shares	-	-	4,330,000	433	468,567	-	469,000

Issuance of shares as repayment of amount due to stockholders	-	-	467,626	47	70,097	-	70,144

Common stock issued for consulting services	-	-	5,277,500	528	829,101	-	829,629

Issuance of options for compensation	-	-	-	-	582,937	-	582,937

Exercise of options	-	-	125,000	12	301	-	313

Net loss	-	-	-	-	-	(2,289,370)	(2,289,370)

Balance June 30, 2008	1,750,000	$355,000	31,471,876	$3,147	$2,998,146	$(3,466,962)	$(110,669)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2009
(continued)

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount

Cancellation of common stock to-be-issued	(1,500,000)	(330,000)	-	-	-	-	(330,000)

Issuance of shares	(250,000)	(25,000)	20,849,999	2,085	113,615	-	90,700

Issuance of shares as repayment of amount due to officers	-	-	1,000,000	100	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders	-	-	666,111	67	41,483	-	41,550

Beneficial conversion of loan discount	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services	-	-	38,436,000	3,843	697,038	-	700,881

Issuance of options as compensation	-	-	-	-	1,492	-	1,492

Common stock to-be-issued	500,000	2,500	-	-		-	2,500

Net loss	-	-	-	-	-	(1,423,395)	(1,423,395)

Balance June 30, 2009	500,000	$2,500	92,423,986	$9,242	$3,924,174	$(4,890,357)	$(954,441)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2009 AND JUNE 30, 2008 AND FOR THE
PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2009

			July 22, 2005
	Year	Year	(inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,423,395)	$(2,289,370)	$(4,890,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties	100,163	31,509	131,672
Amortization of intangible asset - license	64,564	38,079	102,643
Common stock issued for consulting services	700,881	829,629	2,193,285
Issuance of stock options - employees	1,492	582,937	815,729
Amortization of beneficial conversion discount	18,438	-	37,188
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	-	6,904	-
Other receivables	-	7,000	-
Inventories	71,997	(24,315)	(15,960)
Other current assets	-	7,035	-
Security deposits	-	200	-
Increase/(Decrease) in:
Accounts payable and accrued expenses	153,858	212,939	403,420
Accrued royalties and licensing fee payable	(25,500)	(63,000)	(88,500)
Deferred revenue	100,200	-	100,200

Net cash used in operating activities	(237,302)	(660,453)	(1,210,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	93,200	494,313	587,513
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	-	(25,000)	(25,000)
Advances from officers	55,176	84,680	153,229
Advances from stockholders	23,505	100,963	198,818
Proceeds from convertible debt	60,000	-	110,000

Net cash provided by financing activities	231,881	654,956	1,211,005

NET DECREASE IN CASH	(5,421)	(5,497)	-
CASH, beginning of period	5,421	10,918	-

CASH, end of period	$-	$5,421	$-

Supplemental disclosures of cash flow information:
1) The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Note 6
2) The Company issued 100,000 shares of common stock valued at $7,000 as repayment of accounts payable.
3) The Company recorded a liability of $340,217 for amounts owed as a licensing fee for the license acquisition as described in Note 4
4) The Company recorded accrued royalties payable of $767,651, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 4.
5) The Company cancelled 1,500,000 shares of common stock valued at 330,000 as a result of the modification of payment terms related to the license acquisition described in Note 4.

The accompanying notes are an integral part of these financial statements

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company intends to market and eventually to manufacture the licensed Atmospheric Water Generators from Everest Water Ltd, devices that harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market mineral additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The Atmospheric Water Generators will bear its own exclusive WaterPure branding.

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $4,890,357, has earned minimal revenues and has a working capital deficiency as of June 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations and/or minimal revenues from any source. Operations from the Company’s inception through June 30, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2009 and 2008.

ACCOUNTS RECEIVABLE

The Company makes judgments about the collectability of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of June 30, 2009 and 2008, the Company had an allowance for bad debts of $22,759 and $2,762, respectively.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES

The Company states inventories at the lower of cost or market.  As of June 30, 2009 and 2008, inventories consisted of purchased finished goods plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

DEFERRED REVENUE

The Company has entered into a number of Master Distributorship Agreements with third-parties where by the third-party will market and sell WaterPure branded machines to customers and resellers. The distributors have entered into a purchase commitment for 2,050 units and have deposited $101,800, which the Company will apply in $50 increments towards each WaterPure atmospheric water machine sold and delivered within twenty-four month of the execution of the agreement. The Company has recorded the deposit as deferred revenue, and recognizes the revenue as each machine is sold.

SHIPPING & HANDLING COSTS

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of income. These cost were $5,740 and $21,602 for the years ended June 30, 2009 and 2008, respectively.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through June 30, 2009.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At June 30, 2009, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a result, believes that their accounts receivable, net of reserves, credit risk exposure is limited.

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

STOCK BASED COMPENSATION

The Company accounts for equity instruments exchanged for services in accordance with FAS No. 123(R), “Share-Based Payment” and EITF 96-18 “Accounting for Equity Investments That are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Under the provisions of FAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165, "Subsequent Events" ("SFAS 165"), which establishes general  standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial  statements' and the disclosures that an entity should make about events or  transactions that occurred after the balance sheet  date.  It is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 on June 30, 2009 required the Company to disclose the date through which they have evaluated subsequent events and whether that date is the date the financials were issued.

NOTE 4 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $10,000 in March 2008. On August 1, 2008 the Company and Everest Water LTD modified their licensing agreement. Under the modified agreement, the Company owes Everest $430,000 to be paid over 33 months starting September 1, 2008, and 8% royalty payments with guarantee minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year thereafter.

The following table summarizes the various components of the Everest license as of June 30, 2009 and 2008:

	2009	2008
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	102,643	38,079
License, net	$992,221	$1,056,785

The total amortization expense for the years ended June 30, 2009 and 2008 amounted to $64,564 and $38,079, respectively.

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment. The Company has recognized a liability of $785,053, which represents the present value of the minimum royalty payments using the effective discount rate.

The Company has accounted for the modifications of the licensing agreement as a troubled debt restructuring, and has reflected the net carrying amount of the modified debt consistent with the carrying amount of the original troubled debt.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – ADVANCES FROM OFFICERS AND STOCKHOLDERS

Officers and stockholders of the Company have provided various short-term working capital advances. During the year ended June 30, 2009, short-term working capital advances from officers and stockholders under these borrowing arrangements totaled $55,176 and $23,505 respectively. During the year ended June 30, 2008, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $84,680 and $100,963 respectively.  The Company issued 1,000,000 shares of common stock as repayment for $50,000 of the amount due to officers and 666,111 shares of common stock as repayment for $41,550 of the amount due stockholders on March 21, 2008. The Company does not intend to pay interest on the principal borrowed from officers and stockholders.

The following table summarizes the Company’s debt to officers and stockholders as of June 30, 2009 and 2008:

	2009	2008
Advances from officers	$103,229	$98,053
Advances from stockholders	$87,124	$105,169

NOTE 7 – CONVERTIBLE DEBT

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Convertible Notes”). The Convertible Notes accrue interest at 12% per annum and are due two years from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.25. In accordance with EITF 98-5, during the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the intrinsic value based on the fair value of the Company’s common stock at the commitment date. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into another Securities Purchase Agreement with accredited investors on July 30, 2008 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a 30% discount to the average five day stock price prior to conversion. In accordance with EITF 98-5, during the year ended June 30, 2009, the Company recorded a debt discount of $15,000 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. In accordance with EITF 98-5, during the year ended June 30, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company had 250,000,000 and 100,000,000 shares of $.0001 par value common stock authorized at June 30, 2009 and 2008, respectively. Of the authorized shares, 20,150,000 shares of common stock have been issued to the founders of the Company (“founder’s shares”). The Company received $10,000 in cash and $40,375 in services in consideration of the founder shares.

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

During the year ended June 30, 2009, the Company issued 38,436,000 shares of its common stock for consulting services totaling $700,881.

During the year ended June 30, 2009, the Company issued 1,000,000 shares of common stock for $50,000 due to officers.

During the year ended June 30, 2009, the Company issued 666,111 shares of common stock for $41,550 due to stockholders.

During the year ended June 30, 2009, in separate transactions, the Company sold in private placements and issued 250,000 shares at $.10 per share for a total of $25,000, 1,000,000 shares at $.01 for a total of $10,000, 1,999,999 shares at $.0075 per share for a total of $15,000, 11,100,000 shares at $.005 per share for a total of $55,500, 500,000 shares at $.0024 for $1,200 and 6,000,000 shares at $.0015 per share for a total of $9,000.

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

During the year ended June 30, 2009, the Company issued 100,000 options to one of its executive officers. The exercise price is $0.015, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $1,492 and was recognized during the year ended June 30, 2009.

To determine the fair value of the options granted, the Company used the following assumptions in its Black-Scholes option-price calculations:

Issue date	June 30, 2007	January 1,2008	June 30, 2008	June 30, 2009
Options issued	500,000	3,000,000	100,000	100,000
Risk-free interest rate	5%	3%	3%	3%
Expected option life	5 years	5 years	5 years	5 years
Dividend yield	0%	0%	0%	0%
Volatility	120%	157%	194%	290%
Exercise price	$ 0.55	$ 0.10	$ 0.07	$ 0.015

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the 5-year U.S. Treasury yield at the time of the grant.

•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding.

•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future.

•
The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS (continued)

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through June 30, 2009:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000	.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Exercisable as of June 30, 2009	3,700,000	$581,100

125,000 options were exercised and $313 was received from the exercise of options for the year ended June 30, 2008.

The intrinsic value of the options granted was $1,492 for the year ended June 30, 2009.

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases their office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, our Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

DUE TO OFFICERS

During the year ended June 30, 2009, officers extended cash to the Company in the amount of $55,176 to fund working capital needs to pay operating expenses. The Company issued 1,000,000 shares of common stock as repayment for $50,000 of the amount due to officers. The total amount due officers was $103,229 and $98,053 as of June 30, 2009 and 2008, respectively. The Company does not intend to pay interest on the amounts borrowed from officers.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

DUE TO STOCKHOLDERS

During the year ended June 30, 2009, certain stockholders extended cash to the Company in the amount of $23,505 to fund working capital needs. The Company issued 666,111 shares of common stock as repayment for $41,550 of the amount due to stockholders. The total amount due to stockholders was $87,124 and $105,169 as of June 30, 2009 and 2008, respectively. The Company does not intend to pay interest on the amounts borrowed from stockholders.

NOTE 11 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), on July 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of adopting FIN No. 48 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48 both on July 1, 2007 (adoption) and on June 30, 2009 and 2008.

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

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	2009	2008
Net deferred tax assets:
Net operating loss carryforwards	$1,309,000	$920,000
Less valuation allowance	(1,309,000)	(920,000)

Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2009 and 2008 for the full amount of the deferred tax assets due to the uncertainty of realization.   Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at June 30, 2009.  The valuation allowance as of June 30, 2008 was $920,000. The net change in the valuation allowance during the year ended June 30, 2009 was an increase of $385,280.

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $3,850,000 at June 30, 2009.  These net operating loss carry-forwards expire at various dates from 2027 through 2028.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2009		2008
Federal Statutory Rate	35%		35%
Other	(7	) %	(7	) %
Valuation allowance	(28	) %	(28	) %
Effective income tax (benefit) provision rate from continuing operations	-		-

NOTE 12 – COMMITMENTS

The Company’s executive offices are located is located in Plymouth Meeting, PA. The rent for the office space is $500 a month, and the Company rents the space on a month-to-month basis.

In June 2007, the Company opened a regional operations center in Florida to accommodate administrative, sales and customer relations’ personnel.  The Company entered into a month-to-month lease for $ 543 per month.

The Company owes Everest $430,000 to be paid over 33 months starting September 1, 2008, and 8% royalty payments with guarantee minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year after.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 12, 2009, which is the date the financials were issued.

On October 1, 2009, the Company received a $40,000 deposit for the exclusive rights to sell the WaterPure Atmospheric Water Generators in the country of Mexico.

Effective July 1, 2009, the Company amended a convertible debt agreement with a face amount of $50,000 originally dated May 21, 2007. The amendment to the agreement calls for payments of principal and interest thereon at the annual rate of 12% per annum of $5,000 per month through April 1, 2010. As of October 12, 2009 the Company has made only one payment under the amended agreement.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result; and

c)
We did not document or test our key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002.  As a result, we cannot provide proper recording of the framework for our internal controls nor the results of such controls. There is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis without the ability to determine if our testing was properly conducted.

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

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer and an accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of June 30, 2009.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was ineffective as of June 30, 2009.

The effectiveness of our internal control over financial reporting as of June 30, 2009 has not been audited by CCR LLP, our independent registered public accounting firm. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Our directors and executive officers and their ages as of the date hereof are as follows:

Name	Age	Position
Paul S. Lipschutz	63	President, Chief Executive Officer and Director
Robert F. Orr	43	Chief Financial Officer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending June 30, 2009 and 2008 exceeded $100,000

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul S. Lipschutz (President, CEO and	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director) (1)	2008	75,000	-0-	-0-	576,092	-0-	-0-	-0-	-0-

Robert F. Orr (CFO	2009	-0-	-0-	-0-	1,492	-0-	-0-	-0-	-0-
and Director)	2008	-0-	-0-	-0-	6,845	-0-	-0-	-0-	-0-

(1)
 The full amount of compensation due to Mr. Lipschutz has not been paid in the fiscal years ended June 30, 2008 and 2009. We and Paul Lipschutz have agreed to accrue his salary until there is significant cash flow to enable us to pay his salary.

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

Robert F. Orr

Effective July 1, 2006, we entered into an employment agreement with Robert F. Orr as Chief Financial Officer for a period of five years. Pursuant to the agreement, Mr. Orr received 500,000 options for the fiscal year ended June 30, 2007 and thereafter, receives an annual salary of 100,000 options per year.  The options have an exercise price equal to the closing price of our common stock on June 30 of each year. Additionally, Mr. Orr is entitled to participate in any and all benefit plans, from time to time, in effect for executives, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time-to-time.

Option/SAR Grants in Last Fiscal Year

Name and Position	Number of Units
Paul S. Lipschutz, Chief Executive Officer	-0-

Robert F. Orr, Chief Financial Officer	100,000

Executives as a Group	100,000

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul S. Lipschutz	3,000,000	-0-	-0-	.100	01/01/2013	-0-	-0-	-0-	-0-

Robert F. Orr	700,000	-0-	-0-	.410	06/30/2012	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 12, 2009.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Paul S. Lipschutz	Common Stock	19,162,382 (3)	17.96%
525 Plymouth Road, Suite 310
Plymouth Meeting, PA

Robert F. Orr	Common Stock	6,385,000 (4)	6.11%
525 Plymouth Road, Suite 310
Plymouth Meeting, PA

All Officers and Directors	Common Stock	25,547,382 (3) (4)	23.78%
As a Group (2 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 12, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 103,723,986 shares issued and outstanding on October 12, 2009.

(3) Includes 3,000,000 shares of common stock underlying options currently exercisable.  Also includes 4,272,382 shares owned by Paul Lipschutz’s spouse.

(4) Includes 700,000 shares of common stock underlying options currently exercisable.  Also includes Mr. Orr’s 25% ownership interest of two partnerships, each of which owns 5,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below are the related party transactions since June 30, 2007, among WaterPure International Inc. and its shareholders, officers, and/or directors:

Pursuant to the employment agreement with our CFO dated July 1, 2006, we issued 100,000 five year options to Robert Orr. The strike price of the options is equal to the closing price of our stock on June 30, 2008 (the last business day in our fiscal year end)  exercise price was $0.07. We recognized $6,845 in expense for the issuance of these options.

Pursuant to the employment agreement with our CFO dated July 1, 2006, we issued 100,000 five year options to Robert Orr. The strike price of the options is equal to the closing price of our stock on June 30, 2009 (the last business day in our fiscal year end)  exercise price was $0.015. We recognized $1,492 in expense for the issuance of these options.

Pursuant to the employment agreement with our CEO dated January 1, 2008, we issued 3,000,000 five-year options to Paul Lipschutz. The exercise price was $0.10, which is a discount to the price of our common stock price of $0.20 on the grant date.  The options were immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option price model. We determined that the stock option compensation was $576,092 and was recognized during the year ended June 30, 2008.

Leases

We sublease our office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, our Chief Financial Officer is affiliated, for $500 per month on a month to month basis.

In April 2006, we entered into a sublease for the rental of our office space with Collectible Concepts Group, Inc., of which, Mr. Lipschutz, our Chief Executive Officer is their President, for $170 per month for a six month period. In October 2007, the lease was extended for an additional twelve months. This lease is no longer in effect as of June 30, 2009.

Loans

During the year ended June 30, 2009, the officers extended cash to us in the amount of $55,176 to fund working capital needs to pay operating expenses. We issued 1,000,000 shares of common stock as repayment for $50,000 of the amount due to officers. The total amount due officers was $103,229 and $98,053, as of June 30, 2009 and 2008, respectively. We do not intend to pay interest on the amounts borrowed from this officer.

During the year ended June 30, 2009, certain stockholders extended cash to us in the amount of $23,505 to fund working capital needs. We issued 666,111 shares of common stock as repayment for $41,550 of the amount due to stockholders. The total amount due to stockholders was $87,124 and $105,169 as of June 30, 2009 and 2008, respectively. We do not intend to pay interest on the amounts borrowed from these stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements during the years ended June 30, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Forms 10Q and 10-QSB during the fiscal years, were $44,542 and $51,526, respectively.

Audit-Related Fees

There were no audit related fees during the fiscal years ended June 30, 2009 and 2008 for audit related services.

Tax Fees

There were no tax related fees during the fiscal years ended June 30, 2009 and 2008 for tax compliance or tax consulting services.
.
All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended June 30, 2009 or 2008 for other services.

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

3.4
Certificate of Amendment to the Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2009 and incorporated herein by reference.

10.1	Employment Agreement by and between WaterPure International, Inc. and Paul S. Lipschutz, dated as of January 1, 2008.

10.2	Employment Agreement by and between WaterPure International, Inc. and Robert F. Orr, dated as of July 1, 2006.

10.3	License Agreement by and between WaterPure International, Inc. and Everest Water Ltd., dated as of December 7, 2007.

10.4	Amendment to License Agreement by and between WaterPure International, Inc. and Everest Water Ltd., dated as of August 1, 2008.

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 2007 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: October 13, 2009	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer)

Date: October 13, 2009	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ PAUL S. LIPSCHUTZ Paul S. Lipschutz	Chief Executive Officer (Principal Executive Officer) and Director	October 13, 2009

/s/ ROBERT F. ORR Robert F. Orr	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 13, 2009