Form 10-Q
period 2009-10-01
WaterPure International
filed 2009-11-16
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No   ☒.

As of November 13, 2009, there were 112,173,986 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of September 30, 2009 (unaudited) and June 30, 2009	3

		Statements of operations for the three month periods ended September 30, 2009 and 2008, and cumulative from July 22, 2005 (inception) through September 30, 2009 (unaudited)	4

		Statement of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through September 30, 2009 (unaudited)	5

		Statements of cash flows for the three month periods ended September 30, 2009 and 2008, and cumulative from July 22, 2005 (inception) through September 30, 2009 (unaudited)	7

		Notes to financial statements (unaudited)	8-16

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21
	ITEM 1A.	Risk Factors	21
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3.	Defaults Upon Senior Securities	21
	ITEM 4.	Submission of Matters to a Vote of Security Holders	21
	ITEM 5.	Other Information	21
	ITEM 6.	Exhibits	21

	SIGNATURES		22

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2009	June 30,
	(Unaudited)	2009
ASSETS

Cash	$3,531	$-
Accounts receivable - net of allowance ($26,059 at September 30, 2009 and $22,759 at June 30, 2009)	-	-
Inventories	10,133	15,960

Total current assets	13,664	15,960

Trademark	325	325
Intangible asset - license, net of accumulated amortization	975,738	992,221

Total assets	$989,727	$1,008,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$116,360	$120,888
Accrued expenses	333,240	282,532
Accrued royalties payable - current	110,000	50,000
Licensing fees - current	232,000	167,000
Deferred revenue - current	-	1,800
Deposits	21,800	-
Notes payable	25,000	25,000
Convertible debt	101,563	105,938
Due to officers	87,664	103,229
Due to stockholders	86,124	87,124

Total current liabilities	1,113,751	943,511

Accrued royalties payable - non current	692,929	735,053
Licensing fees - non current	128,662	185,983
Deferred revenue - non current	135,900	98,400

Total Liabilities	2,071,242	1,962,947

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 100,000,000 authorized	10,372	9,242
Common stock to-be-issued	-	2,500
Additional paid-in-capital	3,986,544	3,924,174
Deficit accumulated during the development stage	(5,078,431)	(4,890,357)

Total stockholders' deficiency	(1,081,515)	(954,441)

Total liabilities and stockholders' equity (deficiency)	$989,727	$1,008,506

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009
 (Unaudited)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

REVENUES	$15,906	$48,012	$208,208

COST OF GOODS SOLD	11,070	31,088	172,615

Gross profit	$4,836	$16,924	$35,593

EXPENSES

General and administrative expenses	139,713	428,977	4,764,317

LOSS FROM OPERATIONS	(134,877)	(412,053)	(4,728,724)

Interest expense	3,034	2,250	46,791
Accretion of accrued royalties	30,555	28,509	162,227
Amortization expense	19,608	15,742	140,689

Loss before provision for income taxes	(188,074)	(458,554)	(5,078,431)

Provision for income taxes	-	-	-

Net loss	$(188,074)	$(458,554)	$(5,078,431)

Net loss per share basic and diluted	nil	$(0.01)	$(0.15)

Weighted average shares outstanding	93,277,959	36,403,752	33,805,685

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(continued)

	Common stock to-be-issued		Common stock issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount

Cancellation of common stock to-be-issued	(1,500,000)	$(330,000)	-	$-	$-	$-	$(330,000)

Issuance of shares	(250,000)	(25,000)	20,849,999	2,085	113,615	-	90,700

Issuance of shares as repayment of amount due to officers	-	-	1,000,000	100	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders	-	-	666,111	67	41,483	-	41,550

Beneficial conversion of loan discount	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services	-	-	38,436,000	3,843	697,038	-	700,881

Issuance of options as compensation	-	-	-	-	1,492	-	1,492

Common stock to-be-issued	500,000	2,500	-	-	-	-	2,500

Net loss	-	-	-	-	-	(1,423,395)	(1,423,395)

Balance June 30, 2009	500,000	2,500	92,423,986	9,242	3,924,174	(4,890,357)	(954,441)

Issuance of shares (unaudited)	(500,000)	(2,500)	10,500,000	1,050	51,450	-	50,000

Common stock issued for consulting services (unaudited)	-	-	800,000	80	10,920	-	11,000

Net loss (unaudited)	-	-	-	-	-	(188,074)	(188,074)

Balance September 30, 2009	-	$-	103,723,986	$10,372	$3,986,544	$(5,078,431)	$(1,081,515)

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 AND FOR THE
PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,074)	$(458,554)	$(5,078,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties	30,555	28,509	162,227
Amortization of intangible asset - license	16,483	13,242	119,126
Common stock issued for consulting services	11,000	351,216	2,204,285
Issuance of stock options - employee	-	-	815,729
Amortization of beneficial conversion discount	3,125	2,500	40,313
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	-	(19,416)	-
Inventories	5,827	16,780	(10,133)
Increase/(Decrease) in:
Accounts payable and accrued expenses	46,180	(8,327)	449,600
Accured royalties and licensing fee payable	(5,000)	(12,500)	(93,500)
Deferred revenue	57,500	-	157,700

Net cash used in operating activities	(22,404)	(86,550)	(1,233,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	50,000	-	637,513
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	-	-	(25,000)
(Repayments)/advances from officers	(15,565)	3,979	137,664
(Repayments)/advances from stockholders	(1,000)	27,150	197,818
Proceeds from convertible debt	-	50,000	110,000
Repayment of convertible debt	(7,500)	-	(7,500)

Net cash provided by financing activities	25,935	81,129	1,236,940

NET INCREASE/(DECREASE) IN CASH	3,531	(5,421)	3,531
CASH, beginning of period	-	5,421	-

CASH, end of period	$3,531	$-	$3,531

Supplemental disclosures of cash flow information:
1)The Company recorded a liability of $341,803 for amounts owed for the license acquisition as described in Note 4 for the three months ended September 30, 2008.
2)The Company recorded accrued royalties of $604,132, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 4 for the three months ended September 30, 2008.
3)The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Note 6 for the three months ended September 30, 2008.

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the three month interim periods ended September 30, 2009 and 2008 and cumulative period from inception (July 22, 2005) to September 30, 2009.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes there to included in the Company’s Form 10-K as of June 30, 2009 and for the period commencing from inception (July 22, 2005) through June 30, 2009.

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $5,078,431, has earned minimal revenues and has a working capital deficit of $1,100,087, as of September 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and provide the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as it has no principal operations and minimal revenue. Operations from the Company’s inception through September 30, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATION

Certain amounts on the financial statements at September 30, 2008 have been reclassified to conform to the current period presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2009 and June 30, 2009.

ACCOUNTS RECEIVABLE

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of September 30, 2009 and June 30, 2009, the Company had an allowance for bad debts of $26,059 and $22,759 respectively.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of September 30, 2009 and June 30, 2009, inventories consisted of purchased finished goods, plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

The Company amortizes its intangible assets with finite lives over their respective estimated lives and requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. There were no such impairment losses as of September 30, 2009 and June 30, 2009 respectively.

CONVERTIBLE DEBT

The Company accounts for its convertible debt by requiring the embedded beneficial conversion features present in its convertible securities to be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

REVENUE RECOGNITION

The Company recognizes revenue based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED REVENUE

The Company has entered into a four separate Master Distributorship Agreements with third-parties whereby the third-parties will market and sell WaterPure branded machines to customers and resellers. These third-parties have entered into purchase commitments for 2,750 units and have deposited $137,500, which the Company will apply in $50 increments towards each WaterPure atmospheric water machine sold and delivered within twenty-four months of the execution of the agreement. The Company has recorded the deposit as deferred revenue, and recognizes the revenue as each machine is sold. The Company has sold 32 of these machines and recognized $400 in revenue for the three months ended September 30, 2009 and $1,200 in revenue for the year ended June 30, 2009.

SHIPPING & HANDLING COSTS

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of operations. These transactions costs were $58 and $419 for the three months ended September 30, 2009 and 2008, respectively.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax basis of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through September 30, 2009.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At September 30, 2009, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a result, believes that their accounts receivable, net of reserves, credit risk exposure is limited.

FAIR VALUE MEASUREMENT

The Company has partially implemented a framework for measuring fair value of financial assets and financial liabilities except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities. The Company has determined that none of its financial assets or liabilities are measured at fair value on a recurring basis.

NET LOSS PER COMMON SHARE

The Company presents basic loss per share and, if applicable, diluted earnings per share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The effect of computing the diluted income (loss) per share is antidilutive and as such, basic and diluted earnings (loss) per share are the same for the three month period ended September 30, 2009.

STOCK BASED COMPENSATION AND PAYMENTS

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”), launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of July 1, 2009 will have no impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.

Effective July 1, 2009 the Company adopted Statement of Financial Accounting No. 157, Fair Value Measurements, (“SFAS No. 157”), which is now codified within ASC 820 Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. Previous to July 1, 2009, SFAS No. 157 did not apply to such assets and liabilities. The adoption of SFAS No. 157 on July 1, 2009 for such assets and liabilities did not have an impact on our financial statements,

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which is now codified within ASC 855 Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard on July 1, 2009 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued.

NOTE 4 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $20,000 through July 31, 2008. On August 1, 2008, the Company and Everest Water LTD modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus 8% royalty payments with guarantee minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring.

The following table summarizes the various components of the Everest license as of September 30, 2009 and June 30, 2009:

	September 30,	June 30,
	2009	2009
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	119,126	102,643
License, net	$975,738	$992,221

Total amortization for the three months ended September 30, 2009 and 2008 was $16,483 and $13,242, respectively.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 4 – INTANGIBLE ASSETS – LICENSE (continued)

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment. The Company has recognized a liability of $802,929, which represents the present value of the minimum royalty payments using the effective discount rate.

The Company has accounted for the modifications of the licensing agreement as a troubled debt restructuring, and has reflected the net carrying amount of the modified debt consistent with the carrying amount of the original troubled debt.

NOTE 5 – NOTES PAYABLE

The Company has a note payable with an accredited investor which accrues interest at 12% per annum and was originally due November 21, 2007.  On November 15, 2007, the terms of the note were extended for an additional six months. This note is currently in default.

NOTE 6 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

Officers and stockholders of the Company have provided various short-term working capital advances. During the three months ended September 30, 2009, repayments to officers and stockholders under these borrowing arrangements totaled $15,565 and $1,000, respectively. During the three months ended September 30, 2008, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $3,979 and $27,150, respectively. The Company does not intend to pay interest on the principal borrowed from officers and stockholders as the advances are intended to be short-term.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 8 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2009, the Company sold 10,000,000 shares in private placements of its common stock for a total of $50,000. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

During the three months ended September 30, 2009, the Company issued 800,000 shares of its common stock for consulting services totaling $11,000.

NOTE 9 – STOCK OPTIONS

At the time of inception (July 22, 2005), the Company issued 125,000 options to purchase its common shares to one of its consultants for services rendered. The exercise price was $0.0025, the options were immediately exercisable, and expired five years from the grant date. These options were exercised on August 29, 2007.

During the year ended June 30, 2007, the Company issued 500,000 options to purchase its common shares to one of its executive officers. The exercise price is $0.55, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option price model.

During the year ended June 30, 2008, the Company issued 100,000 options to purchase its common shares to one of its executive officers. The exercise price is $0.07, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $6,845 and was recognized during the year ended June 30, 2008.

During the year ended June 30, 2008, the Company also issued 3,000,000 options to purchase its common shares to one of its executive officers. The exercise price was $0.10, which was a discount to the price of the Company’s common stock of $0.20 on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $576,092 and was recognized during the year ended June 30, 2008.

During the year ended June 30, 2009, the Company issued 100,000 options to purchase its common shares to one of its executive officers. The exercise price is $0.015, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option price model. The Company determined that the stock option compensation was $1,492 and was recognized during the year ended June 30, 2009.

To determine the fair value of the options granted, the Company used the following assumptions in its Black-Scholes option-price calculations:

Issue date	June 30, 2007	January 1, 2008	June 30, 2008	June 30, 2009
Options issued	500,000	3,000,000	100,000	100,000
Risk-free interest rate	5%	3%	3%	3%
Expected option life	5 years	5 years	5 years	5 years
Dividend yield	0%	0%	0%	0%
Volatility	120%	157%	194%	290%
Exercise price	$0.55	$0.10	$0.07	$0.015

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through September 30, 2009:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of September 30, 2009	3,700,000	$0.1577

125,000 options were exercised and $313 was received from the exercise of options for the year ended June 30, 2008.

No options were exercised and no funds were received from the exercise of options during the three-month period ended September 30, 2009 and 2008 respectively.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

DUE TO OFFICERS AND STOCKHOLDERS

During the three-months ended September 30, 2009 and September 30, 2008, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 6.

NOTE 11 - INCOME TAXES

The Company recognizes the impact of tax positions in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2009.

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

NOTE 13 – SUBQUENT EVENTS

The Company has evaluated subsequent events through November 16, 2009, which is the date the accompanying financial statements were issued.

On October 1, 2009, the Company received a $40,000 deposit for the exclusive rights to sell the WaterPure Atmospheric Water Generators in the Country of Mexico.

On October 5, 2009, the Company received a $10,000 deposit for the exclusive rights to sell the WaterPure Atmospheric Water Generators in the Country of Mexico.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 13 – SUBQUENT EVENTS (continued)

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $2,500 per share of Series A Preferred Stock.  Mayim purchased 30 shares of Series A Preferred Stock on October 22, 2009 for $75,000.  The Company has the right to require Mayim to purchase up to an additional 70 shares of Series A Preferred Stock at any time at a price of $2,500 per share, with a maximum of 20 shares of Series A Preferred Stock per put notice from the Company to Mayim.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”), is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually.  In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company.

Mayim may convert, at any time, shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price is $0.01, subject to adjustment.

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

We previously purchased our products from a manufacturer in South Korea under an Original Equipment Manufacturer arrangement. However, we have chosen to discontinue our supply relationship with the Korean manufacturer, but we may reestablish the relationship at any time.  Currently, we are selling a unit that we are manufacturing ourselves in Florida

Currently we have focused on completion of our final production model of our new AWG, the WaterCycletm. We have leased a 1,000 sq. ft, facility in Margate, Florida that is in close proximity to our supplier of sheet metal used to build the new units. Our efforts to market the units after production have led to the signing of contracts with distributors in Florida, France, United Arab Emirates, the Cayman Islands and parts of Mexico. Also, rights of first refusal have been granted for Illinois, Venezuela and Colombia.

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

Results of Operations

For the Period from July 22, 2005 (Inception) through September 30, 2009

 Since we were formed on July 22, 2005, we have earned approximately $208,000 in revenues and have incurred a cumulative net loss since our inception of approximately $5,072,000 through September 30, 2009. Operations from inception through September 30, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are a development stage company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2009, we had a working capital deficiency of $1,100,087. For the three months ended September 30, 2009, we had net cash outflow from operating activities of $22,404. Cash provided by financing activities totaled $25,935 for the three months ended September 30, 2009.

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

We have financed our losses through the sale of our common stock, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the three months ended September 30, 2009, we received the following capital infusions: $50,000 from the sale of 10,000,000 shares of our common stock and loans from officers and stockholders totaling $4,433 and $0, respectively. In addition, during the three months ended September 30, 2009, in lieu of cash payments, we issued 800,000 shares of common stock valued at $11,000 for services rendered. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

Our independent registered public accounting firm has issued a going concern paragraph in their Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the fiscal year ended June 30, 2009 that states there is substantial doubt about our ability to continue as a going concern. The conditions that led to the going concern continue to exist as of September 30, 2009. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of September 30, 2009, we had an allowance for bad debts of $26,059. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we sold 10,000,000 shares of our common stock to accredited investors for aggregate proceeds of $50,000.

During the three months ended September 30, 2009, in lieu of cash payments, we issued 800,000 shares of common stock valued at approximately $11,000 for services rendered.

Item 3.  Defaults Upon Senior Securities

We are currently is in default on a $25,000 note, which was due May 15, 2008.

We are currently is in default on a $50,000 note, which was originally due May 25, 2009 and amended to July 1, 2009.

We are currently is in default on a $50,000 note, which was due July 30, 2009.

We are currently is in default on a $15,000 note, which was due August 15, 2009.

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

WATERPURE INTERNATIONAL, INC.

Date: November 16, 2009	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: November 16, 2009	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)