Form 10-Q
period 2009-12-31
WaterPure International
filed 2010-02-16
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

(954) 731-2002
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of February 16, 2010, there were 121,948,986 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of December 31, 2009 (unaudited) and June 30, 2009	3

		Statements of operations for the three months and six months ended December 31, 2009 and 2008, and for the period from July 22, 2005 (inception) through December 31, 2009 (unaudited)	4

		Statement of changes in stockholders’ equity (deficiency) for the period from June 30, 2008 through December 31, 2009 (unaudited)	5

		Statements of cash flows for the six months ended December 31, 2009 and 2008, and cumulative from July 22, 2005 (inception) through December 31, 2009 (unaudited)	7

		Notes to financial statements (unaudited)	8-17

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	22
	ITEM 1A.	Risk Factors	22
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
	ITEM 3.	Defaults Upon Senior Securities	22
	ITEM 4.	Submission of Matters to a Vote of Security Holders	22
	ITEM 5.	Other Information	22
	ITEM 6.	Exhibits	22

	SIGNATURES		23

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2009	June 30,
	(Unaudited)	2009
ASSETS

Cash	$10,725	$-
Accounts receivable - net of allowance ($0 at December 31, 2009 and $22,759 at June 30, 2009)	-	-
Inventories	10,133	15,960
Prepaid rent	2,729	-

Total current assets	23,587	15,960

Trademark	325	325
Security deposit	6,000	-
Intangible asset - license, net of accumulated amortization	959,254	992,221

Total assets	$989,166	$1,008,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$149,275	$120,888
Accrued expenses	297,819	282,532
Accrued royalties payable - current	106,276	50,000
Licensing fees - current	284,456	167,000
Deposits - current	26,800	1,800
Notes payable	25,000	25,000
Convertible debt	92,612	105,938
Due to officers	89,300	103,229
Due to stockholders	110,396	87,124

Total current liabilities	1,181,934	943,511

Accrued royalties payable - non current	714,964	735,053
Licensing fees - non current	82,908	185,983
Deposits - non current	60,900	-
Deferred revenue	163,800	98,400

Total liabilities	2,204,506	1,962,947

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 250,000,000 authorized	11,417	9,242
Common stock to-be-issued	2,500	2,500
Additional paid-in-capital	4,247,446	3,924,174
Preferred series A stock, par value $.001 per share; 1,000,000 authorized	-	-
Deficit accumulated during the development stage	(5,476,703)	(4,890,357)

Total stockholders' deficiency	(1,215,340)	(954,441)

Total liabilities and stockholders' equity (deficiency)	$989,166	$1,008,506

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2009
 (Unaudited)

					July 22, 2005
	Three months	Three months	Six months	Six months	(inception)
	ended	ended	ended	ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009

REVENUES	$7,793	$35,120	$23,699	$83,132	$216,001

COST OF GOODS SOLD	5,838	20,077	16,908	51,165	178,453

Gross profit	$1,955	$15,043	$6,791	$31,967	$37,548

EXPENSES

General and administrative expenses	347,346	299,671	487,059	728,648	5,111,663

LOSS FROM OPERATIONS	(345,391)	(284,628)	(480,268)	(696,681)	(5,074,115)

Interest expense	3,629	4,067	6,663	6,317	50,420
Accretion of accrued royalties	30,513	9,023	61,068	37,532	192,740
Amortization expense	18,739	21,029	38,347	36,771	159,428

Loss before provision for income taxes	(398,272)	(318,747)	(586,346)	(777,301)	(5,476,703)

Provision for income taxes	-	-	-	-	-

Net loss	$(398,272)	$(318,747)	$(586,346)	$(777,301)	$(5,476,703)

Net loss per share basic and diluted	$ nil	$(0.01)	$(0.01)	$(0.02)	$(0.14)

Weighted average per common share	110,887,573	43,849,283	103,349,801	40,126,518	38,116,648

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JUNE 30, 2008 THROUGH DECEMBER 31, 2009

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance June 30, 2008	1,750,000	$355,000	31,471,876	$3,147	-	$-	$2,998,146	$(3,466,962)	$(110,669)

Cancellation of common stock to-be-issued	(1,500,000)	$(330,000)	-	-	-	-	-	-	(330,000)

Issuance of shares	(250,000)	(25,000)	20,849,999	2,085	-	-	113,615	-	90,700

Issuance of shares as repayment of amount due to officers	-	-	1,000,000	100	-	-	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders	-	-	666,111	67	-	-	41,483	-	41,550

Beneficial conversion of loan discount	-	-	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services	-	-	38,436,000	3,843	-	-	697,038	-	700,881

Issuance of options as compensation	-	-	-	-	-	-	1,492	-	1,492

Common stock to-be-issued	500,000	2,500	-	-	-	-	-	-	2,500

Net loss	-	-	-	-	-	-	-	(1,423,395)	(1,423,395)

Balance June 30, 2009	500,000	$2,500	92,423,986	$9,242	-	$-	$3,924,174	$(4,890,357)	$(954,441)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY)
FOR THE PERIOD FROM JUNE 30, 2008 THROUGH DECEMBER 31, 2009

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares (unaudited)	(500,000)	$(2,500)	12,500,000	$1,250	70	$-	$236,250	$-	$235,000

Beneficial conversion of loan discount (unaudited)	-	-	-	-	-	-	7,906	-	7,906

Common stock issued for consulting services (unaudited)	-	-	9,250,000	925	-	-	77,675	-	78,600

Issuance of options as compensation (unaudited)	-	-	-	-	-	-	1,441	-	1,441

Common stock to-be-issued (unaudited)	250,000	2,500	-	-	-	-	-	-	2,500

Net loss (unaudited)	-	-	-	-	-	-	-	(586,346)	(586,346)

Balance December 31, 2009 (unaudited)	250,000	$2,500	114,173,986	$11,417	70	$-	$4,247,446	$(5,476,703)	$(1,215,340)

The accompanying notes are an integral part of these financial statements.

 WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE
PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2009
(UNAUDITED)

			July 22, 2005
	Six months	Six months	(inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586,346)	$(777,301)	$(5,476,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties	61,068	37,532	192,740
Amortization of intangible asset - license	32,967	29,583	135,610
Common stock issued for consulting services	78,600	504,217	2,271,885
Issuance of stock options - employee	1,441	-	817,170
Amortization of beneficial conversion discount	5,380	7,188	42,568
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	-	(1,800)	-
Other current assets	(2,729)	(6,000)	(2,729)
Inventories	5,827	34,322	(10,133)
Security deposit	(6,000)	-	(6,000)
Increase/(Decrease) in:
Accounts payable and accrued expenses	44,874	56,488	448,294
Accrued royalties and licensing fee payable	(10,500)	(12,500)	(99,000)
Deposits	85,900	-	85,900
Deferred revenue	65,400	-	165,600

Net cash used in operating activities	(224,118)	(128,271)	(1,434,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	237,500	10,000	825,013
Proceeds from notes payable	-	-	50,000
Repayment of notes payable	-	-	(25,000)
(Repayments)/advances from officers	(13,929)	26,350	139,300
Advances from stockholders	23,272	26,500	222,090
Proceeds from convertible debt	-	60,000	110,000
Repayment of convertible debt	(12,000)	-	(12,000)

Net cash provided by financing activities	234,843	122,850	1,445,848

NET INCREASE/(DECREASE) IN CASH	10,725	(5,421)	10,725
CASH, beginning of period	-	5,421	-

CASH, end of period	$10,725	$-	$10,725

Supplemental disclosures of cash flow information:
1)The Company recorded a liability of $341,803 for amounts owed as a licensing feefor the license acquisition as described in Note 4 during the six months ended December 31, 2008.
2)The Company recorded accrued royalties of $604,132, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 4.
3)The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Note 6 during the six months ended December 31, 2008.
4)The Company cancelled 1,500,000 shares of common stock valued at $330,000 as result of the modifications of payment terms related to the license acquisition described in Note 4
5)The Company refinanced its November 18, 2008 convertible debt totaling $10,000 and $1,200 of accrued interest thereon with new convertible debt dated November 4, 2009 (Note 7).

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the three and six month interim periods ended December 31, 2009 and 2008 and the cumulative period from inception (July 22, 2005) to December 31, 2009.

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

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $5,476,703, has earned minimal revenues and has a working capital deficit of $1,158,347, as of December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and provide the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as it has no principal operations and minimal revenue. Operations from the Company’s inception through December 31, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

RECLASSIFICATIONS

Certain amounts on the financial statements as of and for the six months ended December 31, 2008 have been reclassified to conform to the current period presentation.

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

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and June 30, 2009.

ACCOUNTS RECEIVABLE

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of December 31, 2009, and June 30, 2009, the Company had an allowance for bad debts of $-0- and $22,759, respectively.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of December 31, 2009, inventories consisted of purchased finished goods, plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

The Company amortizes its intangible assets with finite lives over their respective estimated lives and requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. There were no such impairment losses as of December 31, 2009 or June 30, 2009.

DEPOSITS

The Company recognizes deposits as liabilities when payments are received in advance of formal agreements. These amounts are classified as current or non-current pursuant to the Company’s expectation as to the future use of such funds.

CONVERTIBLE DEBT

The Company accounts for its convertible debt by requiring the embedded beneficial conversion features present in its convertible securities be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED REVENUE

The Company has entered into a six separate Master Distributorship Agreements with third-parties whereby the third-parties will market and sell WaterPure branded machines to customers and resellers. These third-parties have entered into purchase commitments for 3,310 units and have deposited $165,500, which the Company will apply in $50 increments towards each WaterPure atmospheric water machine sold and delivered within twenty-four months of the execution of the agreement. The Company has recorded the deposit as deferred revenue, and recognizes the revenue as each machine is sold. The Company has sold 10 of these machines and recognized $500 in revenue for the six months ended December 31, 2009 and sold 24 units and recognized $1,200 in revenue for the year ended June 30, 2009.

SHIPPING AND HANDLING COSTS

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of income. These costs were $295 and $419 for the six months ended December 31, 2009 and 2008, respectively.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax basis of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through December 31, 2009.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At December 31, 2009, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

FAIR VALUE MEASUREMENT

The Company has partially implemented a framework for measuring fair value of financial assets and financial liabilities except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities. The Company has determined that none of its financial assets or liabilities are measured at fair value on a recurring basis.

NET LOSS PER COMMON SHARE

The Company presents basic loss per share and, if applicable, diluted earnings per share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The effect of computing the diluted income (loss) per share is antidilutive and as such, basic and diluted earnings (loss) per share are the same for the three and six month periods ended December 31, 2009.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”), launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of July 1, 2009 had no impact on the Company’s financial statements other than changing the way specific accounting standards are referenced in the financial statements.

Effective July 1, 2009, the Company adopted ASC 820 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. Previous to July 1, 2009, this Standard did not apply to such assets and liabilities. The adoption of ASC 820 on July 1, 2009 for such assets and liabilities did not have an impact on the Company’s financial statements,

In May 2009, the FASB issued ASC 855. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard on July 1, 2009 required the Company to disclose the date through which it has evaluated subsequent events and whether that date is the date the financials were issued.

NOTE 4 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $20,000 through July 31, 2008. On August 1, 2008, the Company and Everest Water LTD modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus 8% royalty payments with guarantee minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement,which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring.

The following table summarizes the various components of the Everest license as of December 31, 2009 and June 30, 2009:

	December 31,	June 30,
	2009	2009
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	135,610	102,643
License, net	$959,254	$992,221

Total license amortization was $16,484 and $32,967 for the three and six months ended December 31, 2009, respectively and $16,342 and $29,583 for the three and six months ended December 31, 2008, respectively.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 4 – INTANGIBLE ASSETS – LICENSE (continued)

Contingencies - Royalties

Pursuant to the licensing agreement as described above, the Company will pay Everest Water LTD an 8% royalty payment with a guarantee minimum payment. The Company has recognized a liability of $821,240, which represents the present value of the minimum royalty payments using the effective discount rate.

The Company has accounted for the modifications of the licensing agreement as a troubled debt restructuring, and has reflected the net carrying amount of the modified debt consistent with the carrying amount of the original troubled debt. This troubled debt restructuring had no impact on earnings (loss) per share.

NOTE 5 – NOTES PAYABLE

The Company has a note payable with an accredited investor which accrues interest at 12% per annum and was originally due November 21, 2007.  On November 15, 2007, the terms of the note were extended for an additional six months. The note is currently in default.

NOTE 6 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

On May 15, 2009, The Company has a note payable with a shareholder which accrues interest at 8% per annum and was originally due August 15, 2009. The note is currently in default.

Officers and stockholders of the Company have provided various short-term working capital advances. During the six months ended December 31, 2009, repayments to officers and advances from stockholders under these borrowing arrangements totaled $13,929 and $23,272, respectively. During the six months ended December 31, 2008, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $26,350 and $26,500, respectively. The Company does not intend to pay interest on the principal borrowed from officers and stockholders as the advances are intended to be short-term.

NOTE 7 – CONVERTIBLE DEBT

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due two years from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.25 per share. During the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The note is currently in default.

The Company entered into another Securities Purchase Agreement with accredited investors on July 30, 2008 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a 30% discount to the average five day stock price prior to conversion. During the year ended June 30, 2009, the Company recorded a debt discount of $15,000 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The note is currently in default.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 – CONVERTIBLE DEBT (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrued interest at 12% per annum and was due one year from the date of the note.  The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced its November 18, 2008 convertible debt and accrued interest ($1,200) thereon be entering into a new Securities Purchase Agreement with an accredited investor on November 4, 2009 for the issuance of an aggregate of $11,200 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the six months ended December 31, 2009, the Company recorded a debt discount of $7,906 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2009, the Company sold in private placement 12,000,000 shares of its common stock, for a total of $60,000. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

During the six months ended December 31, 2009, the Company issued 9,250,000 shares of its common stock for consulting services totaling $78,600.

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $2,500 per share of Series A Preferred Stock.  Through December 31, 2009, Mayim purchased 70 shares of Series A Preferred Stock for $175,000.  The Company has the right to require Mayim to purchase up to an additional 30 shares of Series A Preferred Stock at any time at a price of $2,500 per share, with a maximum of 20 shares of Series A Preferred Stock per put notice from the Company to Mayim.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”), is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually.  In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company. The Company has accrued $45 pursuant to this agreement as of December 31, 2009

Mayim may convert, at any time, the shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price at December 31, 2009 is $0.01, as defined in the Purchase Agreement.

On December 21, 2009, the Company sold in private placement 250,000 shares of its common stock, for a total of $2,500, these shares were issued in January 2010, and classified as common stock to-be-issued on the December 31, 2009 financial statements. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

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

During the year ended June 30, 2007, the Company issued 500,000 options to one of its executive officers. The exercise price is $0.55, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model.

During the year ended June 30, 2008, the Company issued 100,000 options to one of its executive officers. The exercise price is $0.07, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined that the stock option compensation was $6,845 and was recognized during the year ended June 30, 2008.

During the year ended June 30, 2008, the Company also issued 3,000,000 options to one of its executive officers. The exercise price was $0.10, which is a discount to the price of the Company’s common stock of $0.20 on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined that the stock option compensation was $576,092 and was recognized during the year ended June 30, 2008.

During the year ended June 30, 2009, the Company issued 100,000 options to one of its executive officers. The exercise price is $0.015, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option pricing model. The Company determined that the stock option compensation was $1,492 and was recognized during the year ended June 30, 2009.

On November 4, 2009, the Company issued 100,000 options to one of its debt holders. The exercise price is $0.005, which is a discount to the price of the Company’s common stock of $0.017 on the grant date.  The options are immediately exercisable and expire one year from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined that the stock option compensation was $1,441 and was recognized during the six months ended December 31, 2009.

To determine the fair value of the options granted, the Company used the following assumptions in its Black-Scholes option-price calculations:

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 – STOCK OPTIONS (continued)

Issue date	June 30, 2007	January 1, 2008	June 30, 2008
Options issued	500,000	3,000,000	100,000
Risk-free interest rate	5%	3%	3%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	120%	157%	194%
Exercise price	$0.55	$0.10	$0.07

Issue date	June 30, 2009	November 4, 2009
Options issued	100,000	100,000
Risk-free interest rate	3%	3%
Expected option life	5 years	1 year
Dividend yield	0%	0%
Volatility	290%	192%
Exercise price	$0.015	$0.005

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the U.S. Treasury yields at the time of the grants based on the expected option life.

•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding.

•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future.

•
The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 – STOCK OPTIONS (continued)

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through December 31, 2009:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Granted	100,000.0050
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of December 31, 2009	3,800,000	$0.1537

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

DUE TO OFFICERS AND STOCKHOLDERS

During the six-months ended December 31, 2009, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 6.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 11 - INCOME TAXES

The Company recognized the impact of tax positions in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company has no uncertain tax positions requiring recognition as of December 31, 2009.

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

In November 2009, the Company moved its manufacturing operations to Oakland Park, Florida to accommodate administrative, sales and manufacturing personnel.  The Company entered into a five year lease with lease payments beginning March 1, 2010.

Year ending June 30, 2010	$10,916
2011	$33,566
2012	$36,025
2013	$38,924
2014	$41,832
2015	$28,388
Total Lease Commitment	$189,651

The Company owes Everest $430,000 to be paid over 33 months starting September 1, 2008, and 8% royalty payments with guarantee minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year after.

NOTE 13 – SUBQUENT EVENTS

The Company has evaluated subsequent events through February 16, 2010, which is the date the accompanying financial statements were issued.

On January 19, 2010, the Company received a $50,000 deposit for the exclusive rights to sell the WaterPure Atmospheric Water Generators in the Country of Mexico.

On January 21, 2010, the Company sold 1,500,000 shares of its common stock for $7,500.

On January 27, 2010, the Company received a purchase order for 1,000 machines totaling $637,040 from its Mexican distributor.

On January 29, 2010, the Company sold 500,000 shares of its common stock for $2,500.

On February 1, 2010, the Company sold 10 shares of its Series A preferred stock, for a total of $25,000, pursuant to its Purchase Agreement dated October 22, 2009 (Note 8).

On February 4, 2010 the Company issued 5,775,000 shares for services rendered valued at $86,625.

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

We are a development stage company until the sale of these new products lead to recognition of significant revenue. We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases. Additionally, it is our goal to utilize the intellectual property from Everest Corp. to become a leading worldwide manufacturer of AWGs based on the quality of our machines and our choice of distributors and marketing channels. Our future results are highly dependent upon the success of our efforts to manufacture and market our products and having the ability to attain and attract qualified personnel and adequate working capital.

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

Currently we are focused on completion of our final production model of our new AWG, the WaterCycletm. We have leased a 4,400 sq. ft, facility in Oakland Park, Florida that is in close proximity to our supplier of sheet metal used to build the new units. Our efforts to market the units after production have led to the signing of contracts with distributors in Florida, France, United Arab Emirates, the Cayman Islands and parts of Mexico. Also, rights of first refusal have been granted for Illinois, Venezuela and Colombia.

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

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $2,500 per share of Series A Preferred Stock.  Through December 31, 2009, Mayim purchased 70 shares of Series A Preferred Stock for $175,000.  The Company has the right to require Mayim to purchase up to an additional 30 shares of Series A Preferred Stock at any time at a price of $2,500 per share, with a maximum of 20 shares of Series A Preferred Stock per put notice from the Company to Mayim.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”), is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually.  In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company.

Mayim may convert, at any time, the shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price is $0.01, as defined in the Purchase Agreement.

Results of Operations

For the Period from July 22, 2005 (Inception) through December 31, 2009

Since we were formed on July 22, 2005, we have earned approximately $216,000 in revenues and have incurred a cumulative net loss since our inception of approximately $5,476,703 through December 31, 2009. Operations from inception through December 31, 2009 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are a development stage company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2009, we had a working capital deficiency of $1,158,347. For the six months ended December 31, 2009, we had net cash outflow from operating activities of $224,118. Cash provided by financing activities totaled $234,843 for the six months ended December 31, 2009.

We do not have enough capital to support operations for the next 12 months. We anticipate we will need approximately $1.5 million, consisting of approximately $600,000 for manufacturing, $100,000 for sales and marketing and $600,000 for general and administrative expenses and working capital. An additional $200,000 would be utilized for the production and execution of our marketing support program. We are currently seeking joint venture partners and equity financing to fund these expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue manufacturing our AWGs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

By adjusting our operations to the level of capitalization, and through short term loans from officers we believe we will have sufficient capital resources to meet current projected cash flow deficits. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We have financed our losses through the sale of our common stock, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the six months ended December 31, 2009, we received the following capital infusions: $62,500 from the sale of 12,250,000 shares of our common stock, $175,000 from the sale of 70 shares of our series A preferred stock and loans from shareholders totaling $23,272. In addition, during the six months ended December 31, 2009, in lieu of cash payments, we issued 9,250,000 shares of common stock valued at $78,600 for services rendered. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

            Our independent registered public accounting firm has issued a going concern paragraph in their Report of Independent Registered Public Accounting Firm (dated October 12, 2009) on our financial statements for the fiscal year ended June 30, 2009 that states there is substantial doubt about our ability to continue as a going concern. The conditions that led to the going concern continue to exist as of December 31, 2009. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of December 31, 2009, we had no allowance for bad debts. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

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

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2009, we sold 2,250,000 shares of our common stock to accredited investors for aggregate proceeds of $12,500.

During the three months ended December 31, 2009, we sold 70 shares of our series A preferred stock pursuant to a securities purchase agreement for proceeds of $175,000.

During the three months ended December 31, 2009, in lieu of cash payments, we issued 8,450,000 shares of common stock valued at approximately $67,600 for services rendered.

Item 3. Defaults Upon Senior Securities

We are currently in default on a $25,000 note, which was due May 15, 2008.

We are currently in default on a $50,000 note, as amended, which was due July 1, 2009.

We are currently in default on a $50,000 note, which was due July 30, 2009
.
We are currently in default on a $15,000 note, which was due August 15, 2009.

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

WATERPURE INTERNATIONAL, INC.

Date: February 16, 2010	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: February 16, 2010	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)