Form 10-Q
period 2010-03-31
WaterPure International
filed 2010-05-17
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 14, 2010, there were 131,448,986 shares of the registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of March 31, 2010 (unaudited) and June 30, 2009	3

		Statements of operations for the three months and nine months ended March 31, 2010 and 2009 and for the period from July 22, 2005 (inception) through March 31, 2010 (unaudited)	4

		Statement of changes in stockholders’ equity (deficiency) for the period from July 1, 2009 through March 31, 2010 (unaudited)	5

		Statements of cash flows for the nine months ended March 31, 2010 and 2009 and cumulative from July 22, 2005 (inception) through March 31, 2010 (unaudited)	6

		Notes to financial statements (unaudited)	7-15

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20
	ITEM 1A.	Risk Factors	20
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	ITEM 3.	Defaults Upon Senior Securities	20
	ITEM 4.	Reserved	20
	ITEM 5.	Other Information	20
	ITEM 6.	Exhibits	20

	SIGNATURES		21

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2010	June 30,
	(Unaudited)	2009
ASSETS

Cash	$994	$-
Accounts receivable - net of allowance ($0 at March 31, 2010 and $22,759 at June 30, 2009)	7,725	-
Inventories	20,134	15,960

Total current assets	28,853	15,960

Trademark	325	325
Security deposit	6,000	-
Intangible asset - license, net of accumulated amortization	942,770	992,221

Total assets	$977,948	$1,008,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$144,335	$120,888
Accrued expenses	173,581	282,532
Accrued royalties payable - current	30,000	50,000
Licensing fees - current	33,000	167,000
Deposits	137,500	1,800
Notes payable	80,000	25,000
Convertible debt	94,589	105,938
Due to officers	88,964	103,229
Due to stockholders	104,796	87,124

Total current liabilities	886,765	943,511

Accrued royalties payable - non current	520,478	735,053
Licensing fees - non current	280,498	185,983
Deferred revenue	163,800	98,400

Total liabilities	1,851,541	1,962,947

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 250,000,000 authorized	13,020	9,242
Common stock to-be-issued	10,000	2,500
Additional paid-in-capital	4,523,469	3,924,174
Preferred Series A stock, par value $.001 per share; 1,000,000 authorized	-	-
Deficit accumulated during the development stage	(5,420,082)	(4,890,357)

Total stockholders' deficiency	(873,593)	(954,441)

Total liabilities and stockholders' equity (deficiency)	$977,948	$1,008,506

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2010
 (Unaudited)
					July 22, 2005
	Three months	Three months	Nine months	Nine months	(inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

REVENUES	$23,500	$8,349	$47,199	$91,481	$239,501

COST OF GOODS SOLD	18,220	9,415	35,128	60,580	196,673

Gross profit	5,280	(1,066)	12,071	30,901	42,828

EXPENSES

General and administrative expenses	236,050	230,501	723,109	959,149	5,347,713

LOSS FROM OPERATIONS	(230,770)	(231,567)	(711,038)	(928,248)	(5,304,885)

Gain on modification of trouble debt	(339,137)	-	(339,137)	-	(339,137)
Interest expense	6,776	3,550	13,439	9,867	57,196
Accretion of accrued royalties	26,509	29,913	87,577	67,445	219,249
Amortization expense	18,461	21,966	56,808	58,737	177,889

Income/(loss) before provision for income taxes	56,621	(286,996)	(529,725)	(1,064,297)	(5,420,082)

Provision for income taxes	-	-	-	-	-

Net income/(loss)	$56,621	$(286,996)	$(529,725)	$(1,064,297)	$(5,420,082)

Net income/(loss) per share basic and diluted	$ nil	$ nil	$ nil	$(0.02)	$(0.13)

Basic weighted average per common share	119,750,375	60,269,994	108,736,851	47,125,299	42,895,160

Diluted weighted average per common share	144,288,615	60,269,994	108,736,851	47,125,299	42,895,160

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 1, 2009 THROUGH MARCH 31, 2010

								Deficits
								accumulated	Total
							Additional	during the	stockholders'
	Common stock to-be-		Common stock tssued		Preferred series A		piad-in-	development	equity
	issued		and outstanding		issued and outstanding		capital	stage	(deficiency)
Balance July 1, 2009	500,000	$2,500	92,423,986	$9,242	-	$-	$3,924,174	$(4,890,357)	$(954,441)

Issued of shares (unaudited)	(500,000)	(2,500)	14,750,000	1,475	100	-	323,525	-	322,500

Beneficial conversion of loan discount (unaudited)	-	-	-	-	-	-	7,906	-	7,906

Common stock issued for consulting services (unaudited)	-	-	23,025,000	2,303	-	-	266,423	-	268,726

Issuance of options as compensation (unaudited)	-	-	-	-	-	-	1,441	-	1,441

Common stock to-be-issued (unaudited)	2,000,000	10,000	-	-	-	-	-	-	10,000

Net loss (unaudited)	-	-	-	-	-	-	-	(529,725)	(529,725)

Balance March 31, 2010 (unaudited)	2,000,000	$10,000	130,198,986	$13,020	100	$-	$4,523,469	$(5,420,082)	$(873,593)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009, AND CUMULATIVE FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2010
(UNAUDITED)
			July 22, 2005
	Nine months	Nine months	(inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(529,725)	$(1,064,297)	$(5,420,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties and licensing fees	87,577	67,445	219,249
Gain on modification of troubled debt	(339,137)	-	(339,137)
Amortization of intangible asset - license	49,451	45,924	152,094
Common stock issued for consulting services	268,726	595,017	2,462,011
Issuance of stock options - employee	1,441	-	817,170
Amortization of beneficial conversion discount	7,357	12,813	44,545
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	(7,725)	-	(7,725)
Other current assets	-	(6,000)	-
Inventories	(4,174)	52,344	(20,134)
Security deposit	(6,000)	-	(6,000)
Increase/(decrease) in:
Accounts payable and accrued expenses	(84,304)	81,464	319,116
Accrued royalties and licensing fee payable	(22,500)	(23,000)	(111,000)
Deposits	135,700	-	135,700
Deferred revenue	65,400	49,800	165,600

Net cash used in operating activities	(377,913)	(188,490)	(1,588,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	332,500	72,500	920,013
Proceeds from notes payable	55,000	-	105,000
Repayment of notes payable	-	-	(25,000)
(Repayments)/advances from officers	(14,265)	39,440	138,964
Advances from stockholders	17,672	14,005	216,490
Proceeds from convertible debt	-	60,000	110,000
Repayment of convertible debt	(12,000)	-	(12,000)

Net cash provided by financing activities	378,907	185,945	1,589,912

NET INCREASE/(DECREASE) IN CASH	994	(2,545)	994
CASH, beginning of period	-	5,421	-

CASH, end of period	$994	$2,876	$994

Supplemental disclosures of cash flow information:
1)The Company recorded a liability of $341,803 for amounts owed for the license acquisition as described in Note 4 during the nine months ended March 31, 2009.
2)The Company recorded accrued royalties of $604,132, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 4.
3)The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Note 6 during the nine months ended March 31, 2009.
4)The Company cancelled 1,500,000 shares of common stock valued at $330,000 as result of the modifications of payment terms related to the license acquisition described in Note 4
5)The Company refinanced its November 18, 2008 convertible debt totaling $10,000 and $1,200 of accrued interest there on with a new convertible debt dated November 4, 2009 (Note 7).

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

NATURE OF OPERATIONS

WaterPure International, Inc. (the “Company”) (a development stage company) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company markets and manufactures the licensed Atmospheric Water Generators from Everest Water Ltd., devices that harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market mineral additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The products will bear the Company’s own exclusive WaterPure branding.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the three and nine month interim periods ended March 31, 2010 and 2009 and the cumulative period from inception (July 22, 2005) to March 31, 2010.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K as of June 30, 2009 and for the period commencing from inception (July 22, 2005) through June 30, 2009.

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $5,420,082, has earned minimal revenues and has a working capital deficit of $857,912, as of March 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty. In order to generate revenues and provide the working capital needed to continue and expand operations, the Company’s management has committed to a plan for increasing retail distribution channels for its products and raising additional capital. There can be no assurances, however, that the Company will be able to obtain the necessary funding to finance their operations or grow revenue in sufficient amounts to fund their operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as it has no principal operations and minimal revenue. Operations from the Company’s inception through March 31, 2010 have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2010 and June 30, 2009.

ACCOUNTS RECEIVABLE

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of March 31, 2010 and June 30, 2009, the Company had an allowance for bad debts of $-0- and $22,759, respectively.

INVENTORIES

The Company states inventories at the lower of cost or market.  As of March 31, 2010, inventories consisted of purchased finished goods, plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

The Company amortizes its intangible assets with finite lives over their respective estimated lives and requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. There were no such impairment losses as of March 31, 2010 or June 30, 2009.

DEPOSITS

The Company recognizes deposits as liabilities when payments are received in advance of formal agreements. These amounts are classified as current or non-current pursuant to the Company’s expectation as to the future use of such funds.

CONVERTIBLE DEBT

The Company accounts for its convertible debt by requiring the embedded beneficial conversion features present in its convertible securities, if any, be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

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

DEFERRED REVENUE

The Company has entered into six separate Master Distributorship Agreements with third-parties whereby the third-parties will market and sell WaterPure branded machines to customers and resellers. These third-parties have entered into purchase commitments for 3,310 units and have deposited $165,500, which the Company will apply in $50 increments towards each WaterPure atmospheric water machine sold and delivered within twenty-four months of the execution of the agreement. The Company has recorded the deposit as deferred revenues and recognizes the revenue as each machine is sold. The Company has sold 14 of these machines and recognized $700 in revenue for the nine months ended March 31, 2010 and sold 24 units and recognized $1,200 in revenue for the year ended June 30, 2009.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

SHIPPING AND HANDLING COSTS

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of operations. These costs were $295 and $419 for the nine months ended March 31, 2010 and 2009, respectively.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax basis of assets, liabilities and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through March 31, 2010.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At March 31, 2010, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

FAIR VALUE MEASUREMENT

The Company has partially implemented a framework for measuring fair value of financial assets and financial liabilities except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities. The Company has determined that none of its financial assets or liabilities are measured at fair value on a recurring basis.

NET INCOME (LOSS) PER COMMON SHARE

The Company presents basic (loss) per share and, when applicable, diluted earnings per share. Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common shock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share was antidilutive for the three and nine months ended March 31, 2010 and as such, basic and diluted earnings (loss) per share are the same.

SHARE-BASED COMPENSATION AND PAYMENTS

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 4 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest Water LTD for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000, plus 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $20,000 through July 31, 2008. On August 1, 2008, the Company and Everest Water LTD modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus 8% royalty payments with guarantee minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company accounted for this modification as a troubled debt restructuring.

On March 29, 2010, the Company and Everest Water LTD further modified the payment terms of their licensing agreement, because the cash payment obligation under the original modified agreement could not be met by the Company. Under the amended payment terms, the Company agreed to pay the balance of the licensing fees owed Everest of $392,000 over 33 months starting April 1, 2010, plus 5% royalty payments with guarantee minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring and as such, has recognized a gain of $339,137 in the three months and nine months ended March 31, 2010.

The following table summarizes the various components of the Everest license as of March 31, 2010 and June 30, 2009:

	March 31,	June 30,
	2010	2009
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	152,094	102,643
License, net	$942,770	$992,221

Total license amortization was $16,484 and $49,451 for the three and nine months ended March 31, 2010, respectively and $16,342 and $45,924 for the three and nine months ended March 31, 2009, respectively.

Contingencies - Royalties

Pursuant to the modified licensing agreement as described above, the Company will pay Everest Water LTD a 5% royalty payment with a guarantee minimum payment. The Company has recognized a liability of $550,478, which represents the present value of the minimum royalty payments using the effective discount rate.

The Company has accounted for the additional modifications of the licensing agreement as a troubled debt restructuring, and has reflected the net carrying amount of the modified debt consistent with the carrying amount of the original troubled debt. This troubled debt restructuring had no impact on earnings (loss) per share.

NOTE 5 – NOTES PAYABLE

The Company has a note payable with an accredited investor which accrues interest at 12% per annum and was originally due November 21, 2007.  On November 15, 2007, the terms of these notes were extended for an additional six months. The note is currently in default.

The Company on March 11, 2010, issued a $25,000 note to an accredited investor which accrues interest at 18% per annum in cash and 250,000 of common stock and was due April 12, 2010. The Company refinanced this note payable and accrued interest ($375) thereon by entering into a new note payable agreement on April 12, 2010 for the issuance of an aggregate of $25,375.

The Company on March 30, 2010, issued a $30,000 note to an accredited investor which accrues interest at 6% per annum and is due March 30, 2011.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 6 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

On May 15, 2009, The Company has a note payable with a shareholder which accrues interest at 8% per annum and was originally due August 15, 2009. The note is currently in default.

Officers and stockholders of the Company have provided various short-term working capital advances. During the nine months ended March 31, 2010, repayments to officers and advances from stockholders under these borrowing arrangements totaled $14,265 and $17,672, respectively. During the nine months ended March 31, 2010, short-term working capital advances from officers and stockholders under this borrowing arrangement totaled $39,440 and $14,005, respectively. The Company does not intend to pay interest on the principal borrowed from officers and stockholders as the advances are intended to be short-term.

NOTE 7 – CONVERTIBLE DEBT

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 12% per annum and were due two years from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.25 per share. During the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The note is currently in default.

The Company entered into another Securities Purchase Agreement with accredited investors on July 30, 2008 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and were due one year from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a 30% discount to the average five day stock price prior to conversion. During the year ended June 30, 2009, the Company recorded a debt discount of $15,000 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The note is currently in default.

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrued interest at 12% per annum and were due one year from the date of the note.  The note holders had the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced its November 18, 2008 convertible debt and accrued interest ($1,200) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 4, 2009 for the issuance of an aggregate of $11,200 of convertible notes. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid principal to the Company’s common stock at a rate of $0.005 per share. During the nine months ended March 31, 2010, the Company recorded a debt discount of $7,906 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2010, the Company sold in private placements 14,250,000 shares of its common stock, for a total of $72,500. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

During the nine months ended March 31, 2010, the Company issued 23,025,000 shares of its common stock for consulting services totaling $268,726.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 8 - STOCKHOLDERS’ EQUITY  (continued)

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $2,500 per share. In the nine months ended March 31, 2010, Mayim purchased 100 shares of Series A Preferred Stock for $250,000.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”), is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually.  In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company. The Company owes $404 in royalties pursuant to this agreement as of March 31, 2010.

Mayim may convert, at any time, the shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price, at March 31, 2010, is $0.01, as defined in the Purchase Agreement.

On February 11, 2010, the Company sold in private placement 2,000,000 shares of its common stock, for a total of $10,000. These shares were issued in April 2010, and classified as common stock to-be-issued in the March 31, 2010, financial statements. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreement.

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

On November 4, 2009, the Company issued 100,000 options to one of its debt holders. The exercise price is $0.005, which is a discount to the price of the Company’s common stock of $0.017 on the grant date.  The options are immediately exercisable and expire one year from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined that the stock option compensation was $1,441 and was recognized during the nine months ended March 31, 2010.

To determine the fair value of the options granted, the Company used the following assumptions in its Black-Scholes option-price calculations:

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 – STOCK OPTIONS (continued)

Issue date	June 30, 2007	January 1, 2008	June 30, 2008
Options issued	500,000	3,000,000	100,000
Risk-free interest rate	5%	3%	3%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	120%	157%	194%
Exercise price	$ 0.55	$ 0.10	$ 0.07

Issue date	June 30, 2009	November 4, 2009
Options issued	100,000	100,000
Risk-free interest rate	3%	3%
Expected option life	5 years	1 year
Dividend yield	0%	0%
Volatility	290%	192%
Exercise price	$ 0.015	$0.005

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the U.S. Treasury yields at the time of the grants based on the expected option life.

•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding.

•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future.

•
The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 – STOCK OPTIONS (continued)

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through March 31, 2010:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000	.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Granted	100,000	.0050
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and exercisable as of March 31, 2010	3,800,000	$0.1537

NOTE 10 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated, for $500 per month on a month-to-month basis.

DUE TO OFFICERS AND STOCKHOLDERS

During the nine-months ended March 31, 2010, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 6.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 11 - INCOME TAXES

The Company recognized the impact of tax positions in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company has no uncertain tax positions requiring recognition as of March 31, 2010.

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

NOTE 12 – COMMITMENTS

In November 2009, the Company moved its manufacturing operations to Oakland Park, Florida to accommodate administrative, sales and manufacturing personnel.  The Company entered into a five year operating lease with lease payments beginning March 1, 2010, as follows.

Year ending June 30, 2010	$10,916
2011	$33,566
2012	$36,025
2013	$38,924
2014	$41,832
2015	$28,388
Total Lease Commitment	$189,651

NOTE 13 – SUBQUENT EVENTS

The Company, entered into three separate Securities Purchase Agreements with an accredited investor on April 1, April 29, and April 30, respectively for the issuance of an aggregate of $1,668 of convertible notes. The convertible notes accrued interest at 12% per annum and was due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share.

The Company, on April 12, 2010, issued a $25,375 note to an accredited investor which accrues interest at 18% per annum in cash and 250,000 of common stock and was due May 12, 2010. The Company refinanced this note payable and accrued interest ($755) thereon by entering into a new note payable agreement on May 12, 2010 for the issuance of an aggregate of $25,755, which is due June 12, 2010.

The Company, on April 14, 2010, issued a $25,000 note to an accredited investor which accrues interest at 6% per annum and is due April 14, 2011.

The Company, on April 26, 2010, issued a $15,000 note to an accredited investor which accrues interest at 18% per annum and is due July 26, 2010.

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

In December 2007, we entered into two worldwide license agreements with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of AWGs. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to the water produced by the AWGs. This license was amended on August 1, 2008 and again on March 29, 2010 to provide us more favorable terms by lowering the royalty percentage to 5% from 8% and modifying the repayment terms.

We have been engaged in the development of a new AWG “the WatercycleTM”, in connection with the patent license we acquired from Everest Water Ltd. This new device utilizes ozone to eliminate microorganisms, increases water producing ability, has a more attractive appearance and uses fewer parts than the machines we are currently marketing. One model of the new AWG will also include an optional feature that will permit the user to add flavors and natural herbal additives, such as green tea.  We had been marketing three models of AWGs from our existing inventory as well as new purchases from Liquid Air-Florida and have generated minimal revenues from operations.

We are expecting by the end of May 2010 to complete our first 100 units off the assembly line of our new AWG, the WaterCycletm, at our 4,400 sq. ft. facility in Oakland Park, Florida. We anticipate that we be able to increase production monthly to 2,000 units by December 2010.The facility is in close proximity to our supplier of sheet metal used to build the new units. Our efforts to market the units after production have led to the signing of contracts with distributors in Florida, France, United Arab Emirates, the Cayman Islands and parts of Mexico. Also, rights of first refusal have been granted for Illinois, Venezuela and Colombia.

We feel that the differentiations in the new AWG could help us capture a larger market segment in the future because of its design, features and worldwide respect for “Made in USA” products, especially after the past product problems with a variety of products manufactured overseas.

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $2,500 per share.  Through March 31, 2010, Mayim purchased 100 shares of Series A Preferred Stock for $250,000.

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

Results of Operations

For the Period from July 22, 2005 (Inception) through March 31, 2010

Since we were formed on July 22, 2005, we have earned approximately $239,500 in revenues and have incurred a cumulative net loss since our inception of approximately $5,420,000 through March 31, 2010. Operations from inception through March 31, 2010 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are a development stage company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

On March 29, 2010, we further modified the payment terms with Everest Water LTD of their licensing agreement, because we could not meet the cash payment obligation under the original modified agreement. Under the amended payment terms, we agreed to pay the balance of the licensing fees owed Everest of $392,000 over 33 months starting April 1, 2010, plus 5% royalty payments with guarantee minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. We have accounted for this modification as a troubled debt restructuring and as such, has recognized a gain of $339,137 in the three months and nine months ended March 31, 2010.

As of March 31, 2010, we had a working capital deficiency of $857,912. For the nine months ended March 31, 2010, we had net cash outflow from operating activities of $377,913. Cash provided by financing activities totaled $378,907 for the nine months ended March 31, 2010.

We do not have enough capital to support operations for the next 12 months. We anticipate we will need approximately $1 million, consisting of approximately $400,000 for manufacturing, $100,000 for sales and marketing and $300,000 for general and administrative expenses and working capital. An additional $200,000 would be utilized for the production and execution of our marketing support program. We are currently seeking joint venture partners and equity financing to fund these expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue manufacturing our AWGs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

By adjusting our operations to the level of capitalization, and through short term loans from officers we believe we will have sufficient capital resources to meet current projected cash flow deficits. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We have financed our losses through the sale of our common stock, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the nine months ended March 31, 2010, we received the following capital infusions: $82,500 from the sale of 16,250,000 shares of our common stock (and stock to-be-issued), $250,000 from the sale of 100 shares of our Series A Preferred Stock, $55,000 from issuance of notes payable and loans from shareholders totaling $17,672. In addition, during the nine months ended March 31, 2010, in lieu of cash payments, we issued 23,025,000 shares of common stock valued at $268,726 for services rendered. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

            Our independent registered public accounting firm has issued a going concern paragraph in their Report of Independent Registered Public Accounting Firm (dated October 12, 2009) on our financial statements for the fiscal year ended June 30, 2009 that states there is substantial doubt about our ability to continue as a going concern. The conditions that led to the going concern continue to exist as of March 31, 2010. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of March 31, 2010, we had no allowance for bad debts. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

 Inventory Valuation

We make judgments about the ultimate realizability of our inventory in order to record our inventory at the lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Recent Accounting Pronouncements

There are no accounting pronouncements not yet adopted that are expected to have a significant impact on us.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

a)
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis;

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

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we expect to occur by the end of fiscal 2011, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $75,000 per annum. We will engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.  In addition, management is working to establish written procedures to document and test the key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we sold 4,000,000 shares of our common stock to accredited investors for aggregate proceeds of $20,000.

During the three months ended March 31, 2010, we sold 30 shares of our series A preferred stock pursuant to a securities purchase agreement for proceeds of $75,000.

During the three months ended March 31, 2010, in lieu of cash payments, we issued 13,775,000 shares of common stock valued at approximately $190,126 for services rendered.

Item 3. Defaults Upon Senior Securities

We are currently in default on a $25,000 note, which was due May 15, 2008.

We are currently in default on a $50,000 note, as amended, which was due July 1, 2009.

We are currently in default on a $50,000 note, which was due July 30, 2009.
.
We are currently in default on a $15,000 note, which was due August 15, 2009.

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits

10.01	Amended and Restated License Agreement, dated as of May 17, 2010, by and between WaterPure International, Inc. and Everest Water, Ltd.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: May 17, 2010	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: May 17, 2010	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)