Form 10-K
period 2010-06-30
WaterPure International
filed 2010-10-15
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

Commission File Number 333-135783

WATERPURE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3217152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Plymouth Road, Suite 310
Plymouth Meeting, PA 19462	(954) 731-2002
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2009, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $1,598,436.

As of October 13, 2010, there were 160,423,855 shares of registrant’s common stock outstanding.

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
For the Fiscal Year Ended June 30, 2010

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

We are selling units that we manufacture in our new 4,400 square foot facility in Oakland Park, Florida.

For the year ended June 30, 2010, we had revenue of approximately $45 thousand and net loss of approximately $923 thousand.

Business Strategy

We have leased a 4,400 sq. ft. facility in Oakland Park, Florida that is in close proximity to our supplier of sheet metal used to build the AWGs. Our efforts to market the units after production have led to the signing of contracts with distributors in Florida, France, the United Arab Emirates, the Cayman Islands, Great Britain, Columbia, Costa Rica and parts of Mexico. Also, rights of first refusal have been granted for Venezuela.

We intend to generate and enhance revenues through the following measures:

•	Steady sales growth through brand equity establishing WaterPure as the quality brand;
•	Reduce production cost by volume buying and increased manufacturing efficiency;
•	Introducing new products in both larger and smaller capacities; and
•	Expand our marketing channels through a growing network of distributors and other methods.

We will need to raise sufficient capital in order to accomplish these goals.  We currently do not have any contracts or commitments for additional funding and there are no guarantees that funding will be available on terms acceptable to us, if at all.

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

Our current production line consists of the WatercycleTM AWG. This machine converts air into fresh drinking water. Our units operate on either 110 or 220 volt power and look similar to a typical water cooler, but do not connect to any water line. This avoids the need for bottled water delivery; heavy lifting of five gallon jugs; and of course does not use up the world’s limited fresh water supply. The AWGs condensation and purification process takes water out of ambient air (humidity) and filters and purifies the water to remove any foreign matter, bacterial, organic and other impurities.

We have been engaged in the development of a new AWG “the WatercycleTM”, in connection with the patent license from Everest Water Ltd. This new device utilizes ozone to eliminate microorganisms, increases water producing ability, has a more attractive appearance and uses fewer parts than the machines we are currently marketing. In the future, we intend to include an optional feature that will permit the user to add flavors and natural herbal additives, such as green tea.

Sales, Marketing and Distribution

AWGs are suitable for home/small office use and for higher volume office or commercial use. They are currently sold in the United States (California, Florida, Georgia, New Jersey and New York) as well as internationally (France, United Kingdom and Mexico).  We do not intend to sell our AWGs as individual units to customers, but rather engage in distribution agreements in which we will sell units to distributors who purchase exclusive rights to various territories from us.

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

We currently have contracts with distributors for France, United Arab Emirates, Florida, Great Britain, Columbia, Costa Rica, the Cayman Islands, and parts of Mexico. We are in the negotiation stages with other potential distributors and have received inquiries from over a dozen others for various territories. All agreements are for an exclusive territory for a term of 24 months starting with our ability to manufacture machines, which occurred in June 2010. We are in the process of reviewing these and timing their contracts with our ability to produce and deliver units to them on a timely basis.  A distributor is required to place a deposit to have an exclusive sales agreement with us. The size of the deposit depends on the territory and length of the exclusivity. As the distributor buys the machines their deposit is reduced as a $50 credit on each machine purchased until their deposit is depleted.

Manufacturing

We assemble our own AWG’s in our facility in Oakland Park, Florida.  It is a modern facility that is equipped with compressors, high voltage electrical systems, air hoses, drills, pallet racks and a filling station to charge the cooling systems of the AWGs. The stainless steel structure of our current model, the WaterCycle, is primarily built for us in a near-by factory and delivered to us on an as needed basis. The compressors, water tanks and other large components are bought in high volume when possible depending on our cash available. The entire evaporator/condenser system is purchased as an assembled unit for easy assembly into the unit.  We estimate that when we are able to have all stock in inventory on a timely basis we will be able to build a unit in thirty minutes.  Each completed unit is then tested for 24 hours before being packed and shipped. Currently, our production capability is ten units’ daily using one shift and one assembly line. The facility has the ability to run three lines with three shifts so that we can produce up to 2,000 units a month.

Research and Development

We have dedicated a significant amount of time and resources to research and development activities and plan to increase our research and development efforts to improve the efficiencies associated with water production, increasing water storage capacity, expanding the effectiveness of filtration devices, and enhancing energy efficiency. For the years ended June 30, 2010 and 2009, our research and development expenses were approximately $113,000 and $18,000 respectively.

Competitive Advantage

The atmospheric water generator and filtration system industry is relatively new and rapidly evolving. Based on our research, we believe there are approximately 10 entities experimenting with the technology of water generation, of which five are direct, active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another. The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors. Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge, which is a substantial barrier for others to enter this field.

Our previous AWG products are comparable to the others in the industry utilizing similar technologies with certain differences consistent with patented processes. Our new AWG, which we call the WatercycleTM , contains 50% fewer parts and has greater reliability than the competitive devices. Additionally, our WatercycleTM  employs an ozone treatment to purify the water from all microorganisms as opposed to the UV (ultra violet) light applications utilized by other AWGs. This is an effective method of eliminating all bacteria and other microorganisms and has the additional benefit of being environmentally friendly inasmuch as there is no UV lamp to dispose and replace.

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

Patents, Licenses and Royalty Agreements

Everest Water, Ltd., the licensor of our technology, has developed a new concept for a water-making machine. Everest Water has received U.S. patent #7,272,947 and has another patent pending in United States Patent No. Serial Number 11/833,491 filed August 3, 2007.

On December 7, 2007, we acquired rights to manufacture and market these patented AWGs pursuant to two worldwide license agreements entered into with Everest Water Ltd. One license is a non-exclusive license for a stand-alone water generator and the second license is an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to water produced by the machine. We agreed to pay $300,000 and issue 1,500,000 shares of our common stock valued at $330,000 as consideration for this agreement. We made cash payments of $50,000 with the execution of the agreement and an additional $10,000 in March 2008. The stock was to be issued in two allotments: 1,000,000 shares to be held until completion of the prototype machine and an additional 500,000 shares 90 days later. We agreed to pay Everest Water Ltd. an annual 8% royalty payment with a guaranteed minimum annual payment of $100,000 beginning in 2007. This agreement terminates with the expiration of the Everest patent, on September 3, 2024.

On August 1, 2008, we and Everest Water Ltd. modified payment terms of the licensing agreement. Under the modified terms we cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008 and shall make annual 8% royalty payments to Everest within 20 days after the closing of each calendar quarter. The royalties have guaranteed minimum payments as follows: $50,000 year one, $60,000 year two, $70,000 year three, $90,000 year four and $100,000 each year after. The annual periods commence August 1, 2008, the date of execution of the revised agreement.

On March 30, 2010, we and Everest Water Ltd. modified the payment terms of their licensing agreement, because we could not meet the cash payment obligation under the original agreement, as amended. Under the amended payment terms, we pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus annual 5% royalty payments with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027.

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

The following are some of our other competitors:

Hyflux Ltd. (www.hyflux.com) is a publicly traded company based in Singapore. Hyflux’s main business is in extremely large-scale water filtration and purification through membrane technology such as reverse osmosis and desalination. In January 2003, they announced that they had purchased a portion of a U.S. company, World Wide Air2Water, and also entered into a licensing agreement to manufacture air to water generators called the Dragonfly. Hyflux contracted the manufacturing of the Dragonfly units to a multi-billion dollar appliance manufacturer located in Qing Dao, China, called Haier.

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

Employees

As of October 11, 2010, we had 10 employees, four of whom are officers, two are office staff and four who work in the manufacturing process. Staffing levels will be determined as we progress and grow. Our Board of Directors determines the compensation of all new employees based upon job descriptions.

ITEM 1A. RISK FACTORS

We have a short operating history and have not produced significant revenues.  This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model, which involves the manufacture, marketing and distribution of atmospheric water generators.  We have been in the development stage since inception in 2005 and have generated minimal revenues of $45,524 and $120,372 for the years ended June 30, 2010 and 2009, respectively, and $237,826 from inception to June 30, 2010.  No assurances can be given that we will generate any significant revenue, or any revenues at all, in the near term. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects.   We are still considered a development stage company.  Our operations since we entered the development stage have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $922,791 and $1,423,395 for the years ended June 30, 2010 and 2009, respectively.  In addition, at June 30, 2010, we had an accumulated deficit of $5,813,148 and a working capital deficit of $829,138. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated October 15, 2010, our independent registered public accounting firm indicated that there is substantial doubt about our ability to continue as a going concern as a result of our minimal revenues, recurring net losses and our working capital deficiency. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We have entered into a licensing arrangement with Everest Water Ltd., which grants us a worldwide, non-exclusive license for a stand-alone water generator and an exclusive license for a mineral additive water generator process that will permit the addition of organic minerals, flavors and other additives to the water produced by the machine. Under the terms of this arrangement, we are obligated to make certain minimum payments to Everest Water.  Failure to meet these payments would result in a default under the contract. If the license terminates, we would no longer have the right to market and sell the atmospheric water generators, which we expect to account for substantially all of our products/sales in the immediate future.  If this were to occur, we could likely experience a substantial loss of revenues from our products.

Inability to satisfy demand for our product would reduce our ability to gain a foothold in the market.

Even if our AWGs do gain consumer and retail acceptance, there is no assurance that we will be able to successfully meet the market's demand should our manufacturing capacity become limited or if we do not have sufficient capital to pay manufacturing costs. If we cannot meet the demand for our products, our ability to gain a foothold in the market may be compromised, with consumers turning to other products that are available in sufficient numbers.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focuses on one type of product in the water purification/filtration/delivery market, our atmospheric water generator. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry in which we operate, than we would if our business were more diversified, enhancing our risk profile.

If we fail to successfully introduce new products, we may lose market position.

New products, product improvements, line extensions or new packaging will be an important factor in our sales growth. If we fail to identify emerging consumer and technological trends, to maintain and improve the competitiveness of our existing products or to successfully introduce new products on a timely basis, we may lose market position. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

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

Our continued success depends on our ability to protect our intellectual property. The failure to do so could impact our profitability and stock price.

Our success depends, in part, on our ability to obtain and enforce patents, maintain trade-secret protection and operate without infringing on the proprietary rights of third parties. Litigation can be costly and time consuming. Litigation expenses could be significant. In addition, we may decide to settle legal claims, including certain pending claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. While we have been issued licenses for patents and have registered trademarks with respect to our product and technology, our competitors may infringe upon our patents or trademarks, independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, including our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we may lose market share to competing products using the same or similar technology.

Litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.

We may face lawsuits from time to time alleging that our products infringe on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. If we become involved in litigation, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

Our business is exposed to domestic and foreign currency fluctuations; negative changes in exchange rates could result in greater costs.

We purchase our products in U.S. dollars. However, we obtain most of our products from overseas and the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market, resulting in higher costs to us. We currently do not hedge our exposure to changes in foreign currency exchange rates. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

 We are highly dependent on our management and our business would be materially adversely affected if any of our executives leave.

The operations and financial success of our company are significantly dependent on Paul S. Lipschutz, our Chief Executive Officer. We do not maintain key man life insurance on Mr. Lipschutz.  Also, should he become unable or unwilling to continue to direct operations, we may lack the funds and financial resources to replace departing management and we would be materially adversely affected and under certain circumstances, shareholders could lose their entire investment.

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

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we become a non-accelerated filer, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2011 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide an unqualified opinion as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. To date, we do not believe that we have obtained the necessary expertise to comply with and, in fact, we have not complied with Section 404(a) of the Sarbanes-Oxley Act of 2002 and we do not currently have the resources to obtain expertise or to achieve compliance.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our executive office is located at 525 Plymouth Road, Suite 310, Plymouth Meeting, PA 19462.  The rent for the office space is $500 a month and we have a month-to-month lease.

In March 2010, we moved the manufacturing and research and development operations and the administrative, sales and customer relations departments to a 4,400 sq. ft. facility in Oakland Park, Florida. We entered into a five year lease for $2,729 per month with annual increases of seven percent.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “WPUR.” For the period from July 1, 2008 to date, the following table sets forth the high and low sale prices of our common stock as reported by the Over-the-Counter Bulletin Board.

Period	High	Low

Fiscal Year Ended June 30, 2010:
First Quarter	$0.020	$0.006
Second Quarter	0.020	0.008
Third Quarter	0.021	0.011
Fourth Quarter	0.025	0.010
Fiscal Year Ended June 30, 2009:
First Quarter	$0.140	$0.020
Second Quarter	0.039	0.004
Third Quarter	0.025	0.004
Fourth Quarter	0.020	0.010

On October 13, 2010, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.011 per share. On October 13, 2010, there were 249 holders of record of our common stock.

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

Recent Sale of Unregistered Securities and Equity Purchases by the Company

During the quarter ended June 30, 2010, we issued 5,450,000 shares of our common stock for consulting services totaling $98,100.

During the quarter ended June 30, 2010, in separate transactions, we sold in private placements 2,400,000 shares of our common stock at $.005 per share for a total of $12,000, 250,000 shares at $.004 per share for a total of $1,000, 5,500,000 shares at $.01 per share for a total of $55,000 and 1,400,000 shares of our common stock at $.007 for a total of $10,500. The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

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

General

We are a developing stage company, currently selling our products through our distribution and marketing programs, which consists of placing our product in retail establishments and through distributors. In December 2007, we entered into agreements, as subsequently amended, with Everest Water Ltd. for the manufacturing and marketing rights to advanced models of AWGs. Our primary focus will be on strengthening the defined sales channels and supporting them with meaningful marketing programs to the extent that funds are available. We have sold our first units and have generated minimal revenues from operations.

Our current burn rate of available capital is currently unable to support operations for the next 12 months. We believe operations will require approximately $2,000,000 for manufacturing, accounting, legal, technical support, web maintenance and service equipment, travel, telephone and office supplies. An additional $100,000 would be utilized for the production and execution of our marketing support program. We are currently working on raising capital to cover these expenditures. We currently do not have any contracts or commitments for additional funding and there are no guarantees that funding will be available on terms acceptable to us, if at all.

Our plan of operations for the next 12 months will be the continued development of our distribution and marketing channels in our selected launch markets and the continued expansion of our product line to afford us a larger market into which we may sell our product. We plan to conduct additional product research and development through manufacturing partnerships so we do not intend to purchase any additional significant equipment at this time. In addition, we do not expect a significant change in the number of employees.

Results of Operations

For the Fiscal Year ended June 30, 2010 Compared to the Fiscal Year ended June 30, 2009

Revenue and Net Loss

Revenue for the year ended June 30, 2010 was $45,524, a decrease of $74,848 or 62% from approximately $120,000 for the comparable period in 2009 and we incurred a net loss of approximately $923,000 for the year ended June 30, 2010 as compared to a net loss of approximately $1.42 million for the year ended June 30, 2009. The decrease in revenue for the year was primarily attributable to the delays in manufacturing our own AWG, which resulted from difficulty in getting a computer circuit board to work to our satisfaction.  This matter was resolved in June 2010. The decrease in loss is directly attributable to a decrease in general and administrative expenses as described below as well as a positive impact from amending our license and royalty agreement with Everest Ltd, which resulted in a gain on troubled debt restructuring of $339,137.

Cost of Goods Sold

Cost of goods sold consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $32,000 or 70% of revenue for the year ended June 30, 2010, compared to approximately $90,500 or 75.2% for the prior year.  The lower cost of goods sold as a percentage of sales is due to negotiating better prices for parts however this contributed to manufacturing delays in assembling our own machine. In the past, we sold machines purchased from a third party.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2010 were approximately $1,062,000, a decrease of $195,000 compared to approximately $1,257,000 for the comparable period in 2009 The overall decrease resulted from decreases of $136,000 in officer compensation ($400,000 for the year ended June 30, 2009 compared to $264,000 for the year ended June 30, 2010), $29,000 in stock compensation to others and $29,000 due to reduced advertising, marketing, meals and entertainment and travel expenses.

Interest Expense

There was $26,700 in interest expense for the year ended June 30, 2010 compared to $13,400 for the year ended June 30, 2009. The increase is due to the increase of interest bearing debt.

Liquidity and Capital Resources

To date, we have generated minimal revenues and have incurred operating losses in every quarter. We are a development stage company, have not generated significant revenues from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2010, we had a working capital deficiency of $829,138. For the twelve months ended June 30, 2010, we had net cash outflow from operating activities of 656,711. Cash provided by financing activities totaled $702,451 for the twelve months ended June 30, 2010.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

On October 22, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by us to Mayim of up to 100 shares of our series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $2,500 per share.  On June 18, 2010 this agreement was amended to allow the purchase of up to 200 shares of our Series A Preferred Stock. Through June 30, 2010, Mayim purchased 122 shares of Series A Preferred Stock for $305,000.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”), is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually.  In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator we sell. We owe $648 in royalties pursuant to the Series A Preferred Stock as of June 30, 2010.

We refinanced our November 18, 2008 convertible debt and accrued interest ($1,200) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 4, 2009 for the issuance of a $11,200 convertible note. The convertible note accrues interest at 12% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.005 per share.

On March 11, 2010, we issued 250,000 shares of common stock and a $25,000 promissory note to an accredited investor which accrues interest at 18% per annum in cash and was due April 12, 2010. On April 12, 2010, the term of the note plus accrued interest of $375 was extended to June 17, 2010. On June 17, 2010, this note, plus accrued interest of $761, was exchanged for a convertible debenture.

On March 30, 2010, we issued a $30,000 promissory note to an accredited investor which accrues interest at 6% per annum and is due March 30, 2011. This note was converted into 12 shares of Series A Preferred Stock on June 18, 2010.

On April 26, 2010, we issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand.

On May 3, 2010, we issued 250,000 shares of common stock and a $25,000 promissory note to an accredited investor which accrues interest at 18% per annum in cash and was due June 3, 2010.  We refinanced this note and the accrued interest of $375 into a Securities Purchase Agreement dated June 17, 2010.

On May 5, 2010, we issued 250,000 shares of common stock and a $25,000 promissory note to an accredited investor which accrues interest at 18% per annum in cash and was due June 3, 2010. We refinanced this note and the accrued interest of $375 into a Securities Purchase Agreement dated June 17, 2010.

We entered into a Securities Purchase Agreement with an accredited investor on April 1, 2010 for the issuance of a $1,667 convertible note. The convertible note accrues interest at 12% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.005 per share.

We entered into a Securities Purchase Agreement with an accredited investor on April 29, 2010 for the issuance of a $1,667 convertible note. The convertible note accrues interest at 12% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.005 per share.

We entered into a Securities Purchase Agreement with an accredited investor on April 30, 2010 for the issuance of a $1,667 convertible note. The convertible note accrues interest at 12% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.005 per share.

We entered into a Securities Purchase Agreement with an accredited investor on May 10, 2010 for the issuance of a $50,000 convertible note. The convertible note accrues interest at 12% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.015 per share.

We entered into a Securities Purchase Agreement with an accredited investor on May 10, 2010 for the issuance of a $25,000 convertible note. The convertible note accrues interest at 12% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.015 per share.

We entered into a Securities Purchase Agreement with an accredited investor on May 14, 2010 for the issuance of a $20,000 convertible note. The convertible note accrues interest at 12% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.015 per share.

We entered into a Securities Purchase Agreement with an accredited investor on June 17, 2010 by combining the $25,000 Note originally dated March 11, 2010, the $25,000 Note date May 3, 2010, the $25,000 note dated May 5, 2010, accrued interest of $2,500 and cash of $20,000 into the issuance of a $97,500 convertible note and 250,000 shares of our common stock. The convertible note accrues interest at 18% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.01 per share.

We entered into a Securities Purchase Agreement with an accredited investor on June 17, 2010 for the issuance of a $35,000 convertible note and 250,000 shares of our common stock. The convertible note accrues interest at 18% per annum and is due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into shares of our common stock at $0.005 per share.

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

Critical Accounting Policies

Our financial statements are prepared based on the application of accounting principles generally accepted in the United States of America. These accounting principles require us to exercise significant judgment that affect the amounts reported throughout our financial statements. Actual events could unfold quite differently than our previous judgments had predicted. Therefore the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known. We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements. If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements”  (SAB 104). We sell atmospheric water generators. Revenue from such product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all our significant obligations have been satisfied.

Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of June 30, 2010, we had an allowance for bad debts of $0. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Reliability of Inventory Values

We make judgments about the ultimate realizability of our inventory in order to record our inventory at the lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Long-lived Assets and Other Intangible Assets

We account for our long-lived assets by requiring that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

Recent Accounting Pronouncements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders’ Equity (Deficiency)	F-4
Statements of Cash Flows	F-9
Notes to Financial Statements	F-10 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
WaterPure International, Inc.

We have audited the accompanying balance sheets of WaterPure International, Inc. (a development stage company) (the “Company”) as of June 30, 2010 and June 30, 2009, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception (July 22, 2005) through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WaterPure International, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (July 22, 2005) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception totaling approximately $5.8 million, has earned minimal revenues and has a working capital deficiency as of June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Glastonbury, Connecticut
October 15, 2010

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2010 AND 2009

	2010	2009
ASSETS

Cash	$45,740	$-
Accounts receivable - net of allowance ($0 at June 30, 2010 and $22,759 at June 30, 2009)	1,000	-
Inventories	78,723	15,960

Total current assets	125,463	15,960

Trademark	325	325
Security deposit	6,000	-
Intangible asset - license, net of accumulated amortization	926,286	992,221

Total assets	$1,058,074	$1,008,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$127,460	$120,888
Accrued expenses	291,908	282,532
Accrued royalties payable - current	30,000	50,000
Licensing fees - current	57,500	167,000
Deposits - current	-	1,800
Notes payable	40,000	25,000
Convertible notes payable	214,429	105,938
Due to officers	88,508	103,229
Due to stockholders	104,796	87,124

Total current liabilities	954,601	943,511

Accrued royalties payable - net of current portion	520,154	735,053
Licensing fees - net of current portion	259,774	185,983
Deferred revenue	186,100	98,400

Total liabilities	1,920,629	1,962,947

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 250,000,000 authorized	14,903	9,242
Common stock to-be-issued	10,500	2,500
Additional paid-in-capital	4,925,190	3,924,174
Preferred series A stock, par value $.001 per share; 1,000,000 authorized	-	-
Deficit accumulated during the development stage	(5,813,148)	(4,890,357)

Total stockholders' deficiency	(862,555)	(954,441)

Total liabilities and stockholders' equity (deficiency)	$1,058,074	$1,008,506

The accompanying notes are an integral part of these financial statements

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND JUNE 30, 2009 AND FOR THE PERIOD FROM JULY 22, 2005
(INCEPTION) THROUGH JUNE 30, 2010

			July 22, 2005
	Year	Year	(inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

REVENUES	$45,524	$120,372	$237,826

COST OF GOODS SOLD	32,054	90,478	193,599

Gross profit	13,470	29,894	44,227

EXPENSES

General and administrative expenses	1,062,391	1,256,707	5,686,995

LOSS FROM OPERATIONS	(1,048,921)	(1,226,813)	(5,642,768)

Gain on restucturing of troubled debt	(339,137)	-	(339,137)
Interest expense	26,700	13,417	70,457
Accretion of accrued royalties and licensing fees	96,529	100,163	228,201
Amortization expense	89,778	83,002	210,859

Loss before provision for income taxes	(922,791)	(1,423,395)	(5,813,148)

Provision for income taxes	-	-	-

Net loss	$(922,791)	$(1,423,395)	$(5,813,148)

Net loss per share basic and diluted	$(0.01)	$(0.03)	$(0.12)

Weighted average per common share	114,891,338	54,972,043	46,892,311

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance July 22, 2005 (inception)	-	$-	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incoproation (July 22, 2005)	4,000,000	$10,000	-	-	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	-	-	126,445

Net loss	-	-	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	$176,820	-	$-	-	$-	$-	$(64,361)	$112,459

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	-	-	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	-	-	622,334	-	622,400

Issuance of options as compensation	-	-	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	$-	21,271,750	$2,127	-	$-	$1,047,143	$(1,177,592)	$(128,322)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock to-be-issued	1,750,000	$355,000	-	-	-	-	-	-	355,000

Issuance of shares	-	-	4,330,000	433	-	-	468,567	-	469,000

Issuance of shares as repayment of amount due to stockholders	-	-	467,626	47	-	-	70,097	-	70,144

Common stock issued for consulting services	-	-	5,277,500	528	-	-	829,101	-	829,629

Issuance of options as compensation	-	-	-	-	-	-	582,937	-	582,937

Exercise of options	-	-	125,000	12	-	-	301	-	313

Net loss	-	-	-	-	-	-	-	(2,289,370)	(2,289,370)

Balance June 30, 2008	1,750,000	$355,000	31,471,876	$3,147	-	$-	$2,998,146	$(3,466,962)	$(110,669)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount

Cancellation of common stock to-be-issued	(1,500,000)	(330,000)	-	-	-	-	-	-	(330,000)

Issuance of shares	(250,000)	(25,000)	20,849,999	2,085	-	-	113,615	-	90,700

Issuance of shares as repayment of amount due to officers	-	-	1,000,000	100	-	-	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders	-	-	666,111	67	-	-	41,483	-	41,550

Beneficial conversion of loan discount	-	-	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services	-	-	38,436,000	3,843	-	-	697,038	-	700,881

Issuance of options as compensation	-	-	-	-	-	-	1,492	-	1,492

Common stock to-be-issued	500,000	2,500	-	-	-	-	-	-	2,500

Net loss	-	-	-	-	-	-	-	(1,423,395)	(1,423,395)

Balance June 30, 2009	500,000	$2,500	92,423,986	$9,242	-	$-	$3,924,174	$(4,890,357)	$(954,441)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares	(500,000)	$(2,500)	24,300,001	$2,430	110	$-	$426,070	$-	$426,000

Issuance of Preferred Stock as repayment of note payable	-	-	-	-	12	-	30,000	-	30,000

Beneficial conversion of loan discount	-	-	-	-	-	-	115,551	-	115,551

Common stock issued for consulting services	-	-	31,058,333	3,106	-	-	406,470	-	409,576

Shares issued in connection with issuance of convertible debt	-	-	1,250,000	125	-	-	21,125	-	21,250

Issuance of options as compensation	-	-	-	-	-	-	1,800	-	1,800

Common stock to-be-issued	2,066,667	10,500	-	-	-	-	-	-	10,500

Net loss	-	-	-	-	-	-	-	(922,791)	(922,791)

Balance June 30, 2010	2,066,667	$10,500	149,032,320	$14,903	122	$-	$4,925,190	$(5,813,148)	$(862,555)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND JUNE 30, 2009 AND FOR THE
PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH JUNE 30, 2010

			July 22, 2005
	Year	Year	(inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(922,791)	$(1,423,395)	$(5,813,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties and licensing fees	96,529	100,163	228,201
Gain on restructuring of troubled debt	(339,137)	-	(339,137)
Amortization of intangible asset - license	65,935	64,564	168,578
Common stock issued for consulting services	409,576	700,881	2,602,861
Issuance of stock options - employee	1,800	1,492	817,529
Amortization of beneficial conversion discount	23,843	18,438	61,031
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(1,000)	-	(1,000)
Inventories	(62,763)	71,997	(78,723)
Security deposit	(6,000)	-	(6,000)
Increase/(Decrease) in:
Accounts payable and accrued expenses	17,597	153,858	421,017
Accrued royalties and licensing fee payable	(28,000)	(25,500)	(116,500)
Deferred revenue	87,700	100,200	187,900

Net cash used in operating activities	(656,711)	(237,302)	(1,867,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	436,500	93,200	1,024,013
Proceeds from issuance of notes payable	120,000	-	170,000
Repayment of notes payable	-	-	(25,000)
(Repayments)/advances from officers	(14,721)	55,176	138,508
Advances from stockholders	17,672	23,505	216,490
Proceeds from issuance of convertible debt	155,000	60,000	265,000
Repayment of convertible debt	(12,000)	-	(12,000)

Net cash provided by financing activities	702,451	231,881	1,913,456

NET INCREASE/(DECREASE) IN CASH	45,740	(5,421)	45,740
CASH, beginning of period	-	5,421	-

CASH, end of period	$45,740	$-	$45,740

Supplemental disclosures of cash flow information:
1)The Company recorded a liability of $340,217 for amounts owed for the license acquisition as described in Note 5 during the year ended June 30, 2009
2)The Company recorded accrued royalties of $821,240, which represents the present value of the guaranteed minimum payments for the license acquisition as described in Note 5 during the year ended June 30,2009.
3)The Company issued 1,666,111 shares of common stock valued at $91,550 as repayment of amounts due to stockholders and officers as described in Note 6 during the year ended June 30, 2009.
4)The Company cancelled 1,500,000 shares of common stock valued at $330,000 as a result of the modifications of payment terms related to the license acquisition described in Note 5 during the year ended June 30, 2009.
5)The Company refinanced its November 18, 2008 convertible debt totaling $10,000 with $1,200 of accrued interest there on with the issuance of a new convertible debt dated November 4, 2009 (Note 8).
6)The Company refinanced various convertible debt totaling $95,000 with $2,500 of accrued interest there on with the issuance of a new convertible debt dated June 25, 2010(Note 8).
7)  The Company recorded a debt discount of $3,500 for the 250,000 shares of common stock issued as part of the note payable dated March 11, 2010.
8) The Company recorded a debt discount of $4,500 for the 250,000 shares of common stock issued as part of the note payable dated May 3, 2010.
9) The Company recorded a debt discount of $4,500 for the 250,000 shares of common stock issued as part of the note payable dated May 5, 2010.
10) the Company recorded a debt discount of $43,333 representing the intrinsic value of the beneficial conversion features plus the Company recorded a debt discount of $4,500 for the 250,000 shares of common stock issued as part of the convertible note payable dated June 17, 2010.
11) he Company recorded a debt discount of $25,278 representing the intrinsic value of the beneficial conversion features plus the Company recorded a debt discount of $4,500 for the 250,000 shares of common stock issued as part of the convertible note payable dated June 17, 2010.
12) The Company recorded a debt discount of $7,906 representing the intrinsic value of the beneficial conversion features plus the Company also recorded a debt discount of $1,261 related to the 100,000 options issued as part of the convertible note payable dated November 4, 2009.
13) The Company recorded a debt discount of $972 representing the intrinsic value of the beneficial conversion features plus the Company also recorded a debt discount of $148 related to the 16,666 options issued  as part of the convertible note payable dated April 1, 2010.
14) The Company recorded a debt discount of $1,250 representing the intrinsic value of the beneficial conversion features plus the Company also recorded a debt discount of $1235 related to the 16,666 options issued  as part of the convertible note payable dated April 29, 2010..
15) The Company recorded a debt discount of $1,288 representing the intrinsic value of the beneficial conversion features plus the Company also recorded a debt discount of $1259 related to the 16,666 options issued  as part of the convertible note payable dated April 30, 2010..
16) The Company recorded a debt discount of $5,882 representing the intrinsic value of the beneficial conversion features plus the Company also recorded a debt discount of $15,334 related to the 3,333,333 options issued  as part of the convertible note payable dated May, 10, 2010..
17) The Company recorded a debt discount of $2,941 representing the intrinsic value of the beneficial conversion features plus the Company also recorded a debt discount of $14,820 related to the 3,333,333 options issued  as part of the convertible note payable dated May, 10, 2010..
16) The Company recorded a debt discount of $6,957 representing the intrinsic value of the beneficial conversion features plus the Company also recorded a debt discount of $11,261 related to the 3,333,333 options issued  as part of the convertible note payable dated May, 14, 2010..

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

NATURE OF OPERATIONS

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company is marketing and manufacturing the licensed Atmospheric Water Generators from Everest Water Ltd, devices that harvest pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market mineral additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The Atmospheric Water Generators will bear their own exclusive WaterPure branding.

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $5,813,148, has earned minimal revenues and has a working capital deficiency as of June 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered a development stage company as it has no principal operations and minimal revenue. Operations from the Company’s inception through June 30, 2010 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Codification

In June 2009, the Financial Accounting Standards Board (“FASB”), launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of the ASC as of July 1, 2009 had no impact on our consolidated financial statements other than changing the way specific accounting standards are referenced in the Company’s financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2010 and 2009.

Accounts Receivable

The Company makes judgments about the collectability of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of June 30, 2010 and 2009, the Company had an allowance for bad debts of $0 and $22,759, respectively.

Inventories

The Company states inventories at the lower of cost or market.  As of June 30, 2010 and 2009, inventories consisted of purchased finished goods, raw materials and work in process plus directly attributable acquisition costs.  Cost of inventory is determined using the weighted average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

Long-Lived Assets and Other Intangible Assets

The Company accounts for its long-lived assets by requiring that intangible assets with finite lives amortized over their respective estimated lives and requiring that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

Deposits

The Company recognizes deposits as liabilities when amounts are received in advance of formal agreements. These amounts are classified as current or non-current pursuant to the Company’s expectation as to the future use of such funds.

Convertible Debt

The Company accounts for its convertible debt in accordance by requiring that the embedded beneficial conversion features present in convertible securities be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

The Company accounts for its convertible debt issued with stock options by requiring that the proceeds be allocated based on their relative fair values and recognizing the portion attributable to the stock options in additional paid-in capital.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

The Company has entered into six separate Master Distributorship Agreements with third-parties whereby the third-parties will market and sell WaterPure branded machines to customers and resellers. These third-parties have entered into purchase commitments for 3,722 units and have remitted deposits totaling $186,100, as of June 30, 2010 which the Company has recorded as deferred revenue. The Company will record the deposits as revenue in $50 increments for each WaterPure atmospheric water machine sold and delivered within twenty-four months of the execution of the agreement. The Company sold 6 of these machines and recognized $300 in revenue for the year ended June 30, 2010 and sold 24 units and recognized $1,200 in revenue for the year ended June 30, 2009.

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

Shipping & Handling Costs

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of operations. These costs were $564 and $5,740 for the years ended June 30, 2010 and 2009, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax basis of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through June 30, 2010.

The Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At June 30, 2010, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a result, believes that their accounts receivable, net of reserves, credit risk exposure is limited.

Fair Value of Financial Instruments

On July 1, 2009, the Company adopted FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Earnings (Loss) per Common Share

The Company presents basic earnings (loss) per share and, if applicable, diluted earnings per share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The effect of computing the diluted income (loss) per share is antidilutive and as such, basic and diluted (loss) per share are the same for the years ended June 30, 2010 and 2009 as well as the cumulative period from July 22, 2005(inception) through June 30, 2010.

Share Based Compensation and Payments

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at the grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company.

NOTE 4 - INVENTORIES

Inventories, consists of raw materials, work in progress and finished goods, is valued at the lower of cost net realizable value using the weighted average method.

	June 30, 2010	June 30, 2009
Raw materials	$5,784	$15,960
Work-in-progress	72,939	-0-
Finished goods	-0-	-0-
Inventory	$78,723	$15,960

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS - LICENSE

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

On August 1, 2008, the Company and Everest Water LTD modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus annual 8% royalty payment with guaranteed minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring. There was no impact on earnings per share.

On March 30, 2010, the Company and Everest Water LTD modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement, as amended, could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus an annual 5% royalty payment with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring and recognized a gain for the excess of the net carrying amount of the trouble debt over the modified debt. The gain had an impact on earnings per share of $.003.

The following table summarizes the various components of the Everest license as of June 30, 2010 and June 30, 2009:

	March 31,	June 30,
	2010	2009
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	168,578	102,643
License, net	$926,286	$992,221

Amortization expense for the years ended June 30, 2010 and 2009 amounted to $65,935 and $64,564, respectively.

Contingency - Royalties

Pursuant to the licensing agreement described above, the Company will pay Everest Water LTD a 5% royalty payment on the sale of each AWG with a guaranteed minimum payment. The Company has recognized a liability of $550,154, as of June 30, 2010, which represents the present value of the minimum royalty payments using the effective discount rate.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

The Company has a note payable with an accredited investor for $25,000 which accrues interest at 12% per annum and was originally due November 21, 2007.  On November 15, 2007, the terms of the note were extended for an additional six months. The note is currently in default.

The Company on March 11, 2010, issued 250,00 shares of common stock and a $25,000 note to an accredited investor which accrues interest at 18% per annum in cash and was due April 12, 2010. On April 12, 2010 the terms of the note plus accrued interest of $375 were extended to June 17, 2010. On June 17, 2010 these notes plus accrued interest of $761 were converted into a convertible debenture (Note 8). The Company also recorded a debt discount of $3,500 related to the relative fair value of the 250,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company on March 30, 2010, issued a $30,000 note to an accredited investor which accrues interest at 6% per annum and is due March 30, 2011. This note was converted into 12 shares of preferred stock on June 18, 2010 (Note 9).

The Company on April 26, 2010, issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand.

The Company on May 3, 2010, issued 250,000 shares of common stock and a $25,000 note to an accredited investor which accrues interest at 18% per annum in cash and was due June 3, 2010. On June 17, 2010 the terms of the note plus accrued interest of $682 were converted into a convertible debenture (Note8). The Company also recorded a debt discount of $4,500 related to the relative fair value of the 250,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company on May 5, 2010, issued 250,000 shares of common stock and a $25,000 note to an accredited investor which accrues interest at 18% per annum in cash and was due June 3, 2010. On June 17, 2010 the terms of the note plus accrued interest of $682 were converted into a convertible debenture (Note8). The Company also recorded a debt discount of $4,500 related to the relative fair value of the 250,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 7 – ADVANCES FROM OFFICERS AND SHAREHOLDERS

On May 15, 2009, the Company has a note payable with a shareholder which accrues interest at 8% per annum and was originally due August 15, 2009. The note is currently in default.

Officers and stockholders of the Company have provided various short-term working capital advances. During the year ended June 30, 2010, repayments to officers totaled $14,721 and advances from stockholders totaled $17,672 under there borrowing arrangements. During the year ended June 30, 2009, short-term working capital advances from officers and stockholders under there borrowing arrangements totaled $55,176 and $23,505, respectively. The Company does not intend to pay interest on the amounts borrowed from officers and stockholders and the advances are intended to be short-term.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE DEBT

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

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and were due one year from the date of the note.  The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced its November 18, 2008 convertible debt and accrued interest ($1,200) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 4, 2009 for the issuance of an aggregate of $11,200 of convertible notes together with 100,000 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $7,906 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $1,261 related to the relative fair value of the 100,000 options in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on April 1, 2010 for the issuance of an aggregate of $1,667 of convertible notes together with 16,666 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $972 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $148 related to the relative fair value of the 16,666 options in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE DEBT (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on April 29, 2010 for the issuance of an aggregate of $1,667 of convertible notes together with 16,666 options  to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $1,250 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $235 related to the relative fair value of the 16,666 options in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on April 30, 2010 for the issuance of an aggregate of $1,667 of convertible notes together with 16,666 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $1,288 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $259 related to the relative fair value of the 16,666 options in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on May 10, 2010 for the issuance of an aggregate of $50,000 of convertible notes together with 3,333,333 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.015 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $5,882 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $5,334 related to the relative fair value of the 3,333,333 options in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on May 10, 2010 for the issuance of an aggregate of $25,000 of convertible notes together with 3,333,333 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.015 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $2,941 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $4,820 related to the relative fair value of the 3,333,333 options in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on May 14, 2010 for the issuance of an aggregate of $20,000 of convertible notes together with 3,333,333 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.015 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $6,957 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $1,261 related to the relative fair value of the 3,333,333 options in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE DEBT(continued)

The Company entered into a Securities Purchase Agreement with accredited investors on June 17, 2010 for the issuance of an aggregate of $97,500 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $43,333 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company also recorded a debt discount of $4,500.00 related to the relative fair value of the 250,000 shares of Common Stock in accordance with ASC 470-20.

The Company entered into a Securities Purchase Agreement with accredited investors on June 17, 2010 for the issuance of an aggregate of $35,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $25,278 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company also recorded a debt discount of $4,500.00 related to the relative fair value of the 250,000 shares of Common Stock in accordance with ASC 470-20.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

The Company had 250,000,000 shares of $.0001 par value common stock authorized at June 30, 2010 and 2009. Of the authorized shares, 20,150,000 shares of common stock have been issued to the founders of the Company (“founder’s shares”). The Company received $10,000 in cash and $40,375 in services in consideration of the founder shares.

As of March 31, 2006, the Company completed a private placement to 40 investors and allocated 461,750 shares of common stock at $0.40 per share (“private placement shares”). The Company received gross proceeds of $184,700 from the offering. The Company incurred offering costs of $58,255 and has applied such costs against the proceeds from the offering.

During the year ended June 30, 2007, the Company issued 660,000 shares of its common stock with a fair share value of  $622,400 for consulting services. The Company issued 575,000 shares under the Company’s S-8 filing. The other 85,000 shares were issued pursuant to Rule 144 promulgated by the Securities and Exchange Commission (“Rule 144”).

The fair values of the shares were determined based on the closing market price of the shares at the date of the agreements.

During the year ended June 30, 2008, the Company issued 5,290,000 shares of its common stock with a fair value of  $841,504 for consulting services. The Company also redeemed 12,500 shares that had been issued with a value of $11,875.

During the year ended June 30, 2008, the Company issued 467,626 shares of common stock with a fair value of $70,144 as repayments of amounts due to stockholders.

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

During the year ended June 30, 2009, the Company issued 38,436,000 shares of its common stock with a fair value of $700,881 for consulting services.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

During the year ended June 30, 2009, the Company issued 1,000,000 shares of common stock with a fair value of $50,000 as repayment of amounts due to officers.

During the year ended June 30, 2009, the Company issued 666,111 shares of common stock with a fair value of $41,550 as repayment of amounts due to stockholders.

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

During the year ended June 30, 2010, the Company issued 31,058,333 shares of its common stock with a fair value of $409,576.

During the year ended June 30, 2010, in separate transactions, the Company sold in private placements and issued 16,900,000 shares at $.005 per share for a total of $84,500, 5,750,000 shares at $.01 for $57,500, 1,400,001 shares at $.007 for $10,500 and 250,000 shares at $.004 per share for a total of $1,000.

On May 5, 2010, the Company sold in private placement 2,000,000 shares of its common stock, for a total of $10,000, these shares have not been issued, and are classified as common stock to-be-issued on the June 30, 2010, financial statements. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

On June 15, 2010, the Company sold in private placement 66,667 shares of its common stock, for a total of $500, these shares have not been issued, and are classified as common stock to-be-issued on the June 30, 2010, financial statements. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreements.

Preferred Stock

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $2,500. On June 18, 2010 this agreement was amended to allow the purchase of up to 200 shares of the Compnay’s Series A Preferred Stock. Through June 30, 2010, Mayim has purchased 122 shares of Series A Preferred Stock for $305,000, proceeds which accounted for $275,000 in cash and $30,000 of cancellation of a note payable.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”), is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually. The Company has dividends in the arrears of $8,393. In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company. The Company owes $648 in royalties pursuant to this agreement as of June 30, 2010.

Mayim may convert, at any time, the shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price at March 31, 2010, is $0.01, as defined in the Purchase Agreement.

NOTE 10 – STOCK OPTIONS

At the time of inception (July 22, 2005), the Company issued 125,000 options to one of its consultants for services rendered. The exercise price was $0.0025, the options were immediately exercisable, and expired five years from the grant date. These options were exercised on August 29, 2007.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS (continued)

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

During the year ended June 30, 2008, the Company issued 3,000,000 options to one of its executive officers. The exercise price is $0.10, which was a discount to the price of the Company’s common stock of $0.20 on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined that the stock option compensation was $576,092 and was recognized during the year ended June 30, 2008.

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

On November 4, 2009, the Company issued 100,000 options to one of its convertible debt holders (Note 8). The exercise price is $0.005, which is a discount to the price of the Company’s common stock of $0.017 on the grant date.  The options are immediately exercisable and expire one year from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the fair value to be $1,421. The Company determined that the stock option issuances resulted in a debt discount of $1,261.

On April 1, 2010, the Company issued 16,666 options to one of its convertible debt holders (Note 8). The exercise price is $0.005, which is a discount to the price of the Company’s common stock of $0.012 on the grant date.  The options are immediately exercisable and expire one year from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the fair value to be $163. The Company determined that the stock option issuances resulted in a debt discount of $148.
.
On April 29, 2010, the Company issued 16,666 options to one of its convertible debt holders (Note 8). The exercise price is $0.005, which is a discount to the price of the Company’s common stock of $0.02 on the grant date.  The options are immediately exercisable and expire one year from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the fair value to be $274. The Company determined that the stock option issuances resulted in a debt discount of $235.

On April 30, 2010, the Company issued 16,666 options to one of its convertible debt holders (Note 8). The exercise price is $0.005, which is a discount to the price of the Company’s common stock of $0.022 on the grant date.  The options are immediately exercisable and expire one year from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the fair value to be $306. The Company determined that the stock option issuances resulted in a debt discount of $259.

On May 10, 2010, the Company issued 3,333,333 options to one of its convertible debt holders (Note 8). The exercise price is $0.05, which is a premium to the price of the Company’s common stock of $0.017 on the grant date.  The options are immediately exercisable and expire six months from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the fair value to be $5,971. The Company determined that the stock option issuances resulted in a debt discount of $5,334.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS (continued)

On May 10, 2010, the Company issued 3,333,333 options to one of its convertible debt holders (Note 8). The exercise price is $0.05, which is a premium to the price of the Company’s common stock of $0.017 on the grant date.  The options are immediately exercisable and expire six months from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the fair value to be $5,971. The Company determined that the stock option issuances resulted in a debt discount of $4,820.

On May 14, 2010, the Company issued 3,333,333 options to one of its convertible debt holders (Note 8). The exercise price is $0.05, which is a premium to the price of the Company’s common stock of $0.023 on the grant date.  The options are immediately exercisable and expire six months from the grant date.  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. The Company determined the fair value to be $12,488. The Company determined that the stock option issuances resulted in a debt discount of $7,688.

During the year ended June 30, 2010, the Company issued 100,000 options to one of its executive officers. The exercise price is $0.018, which was the price of the Company’s common stock on the grant date.  The options are immediately exercisable and expire five years from the grant date.  The fair values of the options were estimated at the date of grant using the Black-Scholes option pricing model. The Company determined that the stock option compensation was $1,800 and was recognized during the year ended June 30, 2010.

To determine the fair value of the options granted, the Company used the following assumptions in its Black-Scholes option-price calculations:

Issue date	June 30, 2007	January 1, 2008	June 30, 2008
Options issued	500,000	3,000,000	100,000
Risk-free interest rate	5%	3%	3%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	120%	164%	194%
Exercise price	$0.55	$0.10	$0.07

Issue date	June 30, 2009	November 4, 2009	April 1, 2010
Options issued	100,000	100,000	16,666
Risk-free interest rate	2.54%	0.36%	0.42%
Expected option life	5 years	1 year	1 year
Dividend yield	0%	0%	0%
Volatility	290%	192%	165%
Exercise price	$0.015	$0.005	$0.005

Issue date	April 29, 2010	April 30, 2010	May 10, 2010
Options issued	16,666	16,666	6,666,666
Risk-free interest rate	0.42%	0.41%	0.22%
Expected option life	1 year	1 year	six months
Dividend yield	0%	0%	0%
Volatility	162%	162%	203%
Exercise price	$0.005	$0.005	$0.05

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS (continued)

Issue date	May 14, 2010	June 30, 2010
Options issued	3,333,333	100,000
Risk-free interest rate	0.22%	1.79%
Expected option life	six months	5 years
Dividend yield	0%	0%
Volatility	203%	383%
Exercise price	$0.05	$0.018

These assumptions were determined as follows:

•	The risk free interest rate for the period within the contractual life of the option is based on the U.S. Treasury yields at the time of the grants based on the expected option life.

•	The expected term of the options granted represents the period of time that the options granted are expected to be outstanding.

•	Historically, the Company has not paid a dividend on its common shares and does not expect to do so in the future.

•
The volatility assumption represents an expectation of the volatility of the price of the underlying shares for the expected term of the option, considering factors such as historical stock price and stock volatility of other companies within the industry.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS (continued)

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through June 30, 2010:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Granted	10,249,997.0021
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2010	13,949,997	$.0434

125,000 options were exercised and $313 was received from the exercise of options during the year ended June 30, 2008. No options were exercised for the years ended June 30, 2010 and 2009.

The Company had 13,949,997 shares exercisable as of June 30, 2010 and 3,700,000 shares exercisable as of June 30, 2009

The intrinsic value of the options granted was $1,950 for the year ended June 30, 2010

NOTE 11 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space for $500 per month on a month-to-month basis from Stein, Feldman and Sampson, LLC, with which, Mr. Orr, the Company’s Chief Financial Officer is affiliated.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

DUE TO OFFICERS AND STOCKHOLDERS

During the year ended June 30, 2010, officers advanced cash to the Company in the amount of $13,627 to fund working capital needs to pay operating expenses. The total amount due officers was $88,508 and $103,229 as of June 30, 2010 and 2009, respectively. The Company does not intend to pay interest on the amounts borrowed from officers.

During the year ended June 30, 2010, certain stockholders advanced cash to the Company in the amount of $35,072 to fund working capital needs. The total amount due to stockholders was $104,796 and $87,124 as of June 30, 2010 and 2009, respectively. The Company does not intend to pay interest on the amounts borrowed from stockholders.

During the year ended June 30, 2010, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 6.

NOTE 12 - INCOME TAXES

The provisions of ASC 740-10 “Accounting for Uncertainty in Income”, requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. There was no impact to the Company as a result of adopting ASC 740-10 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740-10 as of June 30, 2010 and 2009.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception – 2009 remain open to examination by the I.R.S. and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	2010	2009
Net deferred tax assets
Net operating loss carry forward	$1,666,680	$1,309,000
Less Valuation allowance	(1,666,680)	(1,309,000)

Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2010 and 2009 for the full amount of the deferred tax assets due to the uncertainty of realization.   Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at June 30, 2010.  The valuation allowance as of June 30, 2009 was $1,309,000. The net change in the valuation allowance during the year ended June 30, 2010 was an increase of $357,680.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (continued)

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $4,902,000 at June 30, 2010.  These net operating loss carry-forwards expire at various dates from 2027 through 2029.

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2010	2009
Federal Statutory Rate	35%	35%
Other	(7)%	(7)%
Valuation allowance	(28)%	(28)%
Effective income tax (benefit) provision rate from continuing operations	-	-

NOTE 13 – COMMITMENTS

The Company’s executive offices are located is located in Plymouth Meeting, Pennsylvania. The rent for the office space is $500 a month, and the Company rents the space on a month-to-month basis.

In November 2009, the Company moved its manufacturing operations to Oakland Park, Florida to accommodate administrative, sales and manufacturing personnel.  The Company entered into a five year operating lease with lease payments beginning February 1, 2010.

Future minimum lease payments are as follows:

Year ending June 30, 2011	$33,771
2012	$36,230
2013	$38,689
2014	$41,147
2015	$24,839
Total	$174,676

The Company owes Everest $392,000 to be paid over 33 months starting April 1, 2010, and 5% royalty payments with guaranteed minimum payments as follows: $30,000 year one, $40,000 year two, $50,000 year three, $75,000 year four and $100,000 each year after. See Note 5.

NOTE 14 – SUBSEQUENT EVENTS

The Company on July 15, 2010, issued a $25,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or converted into common stock at $.01 per share.

The Company on July 22, 2010, issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand.
.
The Company on July 29, 2010, issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or converted into common stock at $.01 per share.

The Company on August 5, 2010, issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or converted into common stock at $.01 per share.

On August 16, 2010 the holders of a majority of shares of common stock approved an amendment to the Articles of Incorporation to increase the number of authorized shares of our common stock par value $.0001 per share to 500,000,000 shares. They also reelected the Company’s current Board of Directors Messrs. Pail Lipschutz and Robert Orr.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (continued)

The Company on August 20, 2010, issued 300,000 shares of common stock and a $20,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand.

The Company on August 26, 2010, issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or converted into common stock at $.01 per share.

The Company on September 1, 2010 issued 9,974,868 shares of common stock as follows: 7,450,000 for consulting services valued at $74,500, 2,000,000 shares of common stock previously classified as to-be-issued, 100,000 shares of common stock for $500 and 424,868 shares of common stock as satisfaction of certain accounts payable in the amount of $6,373.

The Company on September 2, 2010, issued a $25,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or converted into common stock at $.01 per share.

The Company on September 10, 2010, issued 150,000 shares of common stock and a $22,500 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand.

The Company on September 23, 2010 issued 66,667 shares of common stock previously classified as stock to-be-issued. In addition the Company issued 600,000 of common stock in satisfaction of accrued interest relating to issuances of new demand notes, and the Company also issued 750,000 shares of common stock for consulting services valued at $7,500.

The Company on September 24, 2010, issued a $18,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or converted into common stock at $.01 per share.

The Company on October 8, 2010, issued a $31,000 demand note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or converted into common stock at $.01 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants as to accounting matters or matters which require disclosure.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate separation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis;

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with out complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result;

c)
We did not document or test our key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002. As a result, we cannot provide proper recording of the framework for our internal controls nor the results of such controls. There is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis without the ability to determine if our controls are effective.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to appropriately address non-routine or complex accounting matters. In addition, when funds are available to the Company, which we expect to occur by the end of fiscal 2011, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company, which management estimates will cost approximately $75,000 per annum. We will engage outside consultants in the future as necessary in order to ensure non-routine or complex accounting matters are appropriately addressed.  In addition, management intends to establish written procedures to document and test the key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

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

 Management’s assessment of internal control over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was ineffective as of June 30, 2010.

The effectiveness of our internal control over financial reporting as of June 30, 2010 has not been audited by CCR LLP, our independent registered public accounting firm. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption granted to smaller reporting companies pursuant Sarbanes Oxley Act 404(c),  which permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Our directors and executive officers and their ages as of the date hereof are as follows:

Name	Age	Position
Paul S. Lipschutz	64	President, Chief Executive Officer and Director
Robert F. Orr	44	Chief Financial Officer and Director

Paul Lipschutz. Mr. Lipschutz has been our President, Chief Executive Officer and a director since July 2005. Since 1992, Mr. Lipschutz has been the Chief Executive Officer and Director of Collectible Concepts Group, Inc. Mr. Lipschutz is a 1967 graduate of The Wharton School of Finance and Commerce of the University of Pennsylvania. Mr. Lipschutz was originally selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and many years of senior management experience in a variety of sectors.

Robert F. Orr.  Mr. Orr has been our Chief Financial Officer and Director since July 2005.  Since January 1997, Mr. Orr has worked for the accounting firm of Stein, Feldman and Sampson, LLC.  Since January, 1999, Mr. Orr has been the Chief Financial Officer of Idayo Investor, a web based financial content provider.  Mr. Orr is a graduate from the University of Delaware and a Certified Public Accountant. Mr. Orr was selected to serve as a director due to his deep familiarity with our business and his substantial financial and accounting experience.

Board Committees

We currently do not have any board committees; however, the Board of Directors will form an audit committee at such time as there are at least two independent directors. Our Board of Directors currently acts as our audit, compensation and nominating committees.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons if more than one person have not been involved in any of the following events during the part five years:

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

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ended June 30, 2010 and 2009 exceeded $100,000

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul S. Lipschutz (President, CEO and	2010	150,000	-0-	36,000	-0-	-0-	-0-	-0-	-0-
Director) (1)	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
 The full amount of compensation due to Mr. Lipschutz has not been paid in the fiscal years ended June 30, 2010 and 2009. We and Paul Lipschutz have agreed to accrue his salary until there is adequate cash flow to enable the Company to pay his salary.

Employment Agreements with Executive Officers

Paul S. Lipschutz

Effective January 1, 2008, we entered into an employment agreement with Paul S. Lipschutz as Chief Executive Officer for a period of three years. Pursuant to the agreement, Mr. Lipschutz receives an annual salary of $150,000. In addition, Mr. Lipschutz is entitled to receive an annual bonus based upon various criteria targets upon execution of the agreement. Mr. Lipschutz received options to purchase three million shares of our common stock at an exercise price of $0.10 which expire five years after issuance. Additionally, Mr. Lipschutz is entitled to participate in any and all benefit plans, from time to time, in effect for executives, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

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

Option/SAR Grants in Last Fiscal Year

Name and Position	Number of Units
Robert F. Orr, Chief Financial Officer	100,000

Executives as a Group	100,000

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul S. Lipschutz	3,000,000	-0-	-0-	.10	01/01/2013	-0-	-0-	-0-	-0-

Robert F. Orr	500,000	-0-	-0-	.55	06/30/2012	-0-	-0-	-0-	-0-
	100,000	-0-	-0-	.07	06/30/2013	-0-	-0-	-0-	-0-
	100,000	-0-	-0-	.015	06/30/2014	-0-	-0-	-0-	-0-
	100,000	-0-	-0-	.018	06/30/2015	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 13, 2010.

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Paul S. Lipschutz	Common Stock	32,162,382 (3)	19.68%
525 Plymouth Road, Suite 310
Plymouth Meeting, PA

Robert F. Orr	Common Stock	12,485,000 (4)	7.74%
525 Plymouth Road, Suite 310
Plymouth Meeting, PA

All Officers and Directors	Common Stock	44,647,382 (3) (4)	27.42%
As a Group (2 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 7, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 160,423,855 shares issued and outstanding on October 13, 2010.

(3) Includes 3,000,000 shares of common stock underlying options currently exercisable.  Also includes 7,074,382 shares owned by Paul Lipschutz’s spouse.

(4) Includes 800,000 shares of common stock underlying options currently exercisable.  Also includes Mr. Orr’s 25% ownership interest of two partnerships, each of which owns 5,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below are the related party transactions since June 30, 2008, among WaterPure International Inc. and its shareholders, officers, and/or directors:

Pursuant to the employment agreement with our CFO dated July 1, 2006, we issued 100,000 five year options to Robert Orr. The strike price of the options is equal to the closing price of our stock on June 30, 2009 (the last business day in our fiscal year end)  exercise price was $0.015. We recognized $1,492 in expense for the issuance of these options.

Pursuant to the employment agreement with our CFO dated July 1, 2006, we issued 100,000 five year options to Robert Orr. The strike price of the options is equal to the closing price of our stock on June 30, 2010 (the last business day in our fiscal year end)  exercise price was $0.018. We recognized $1,800 in expense for the issuance of these options.

Leases

We sublease our office space for $500 per month on a month to month basis from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, our Chief Financial Officer is affiliated.
 Loans

During the year ended June 30, 2010, the officers advanced cash to us in the amount of $13,627 to fund working capital needs to pay operating expenses. The total amount due officers was $88,508 and $103,229, as of June 30, 2010 and 2009, respectively. We do not intend to pay interest on the amounts borrowed from this officer.

During the year ended June 30, 2010, certain stockholders advanced cash to us in the amount of $35,072 to fund working capital needs. The total amount due to stockholders was $104,796 and $87,124 as of June 30, 2010 and 2009, respectively. We do not intend to pay interest on the amounts borrowed from these stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements during the years ended June 30, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Forms 10Q and 10-QSB during the fiscal years, were $49,372 and $44,542, respectively.

Audit-Related Fees

There were no audit related fees during the fiscal years ended June 30, 2010 and 2009 for audit related services.

Tax Fees

There were no tax related fees during the fiscal years ended June 30, 2010 and 2009 for tax compliance or tax consulting services.
.
All Other Fees

Our independent registered public accounting firm did not bill us during fiscal years ended June 30, 2010 or 2009 for other services.

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

10.1	Employment Agreement by and between WaterPure International, Inc. and Paul S. Lipschutz, dated as of January 1, 2008.

10.2	Employment Agreement by and between WaterPure International, Inc. and Robert F. Orr, dated as of July 1, 2006.

10.3	License Agreement by and between WaterPure International, Inc. and Everest Water Ltd., dated as of December 7, 2007.

10.4	Amendment to License Agreement by and between WaterPure International, Inc. and Everest Water Ltd., dated as of August 1, 2008.

10.5	Amendment to License Agreement by and between WaterPure International, Inc. and Everest Water Ltd., dated as of March 29, 2010.

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 2007 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: October 15, 2010	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2010	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ PAUL S. LIPSCHUTZ	Chief Executive Officer (Principal Executive Officer) and Director	October 15, 2010
Paul S. Lipschutz

/s/ ROBERT F. ORR	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 15, 2010
Robert F. Orr