Form 10-K/A
period 2010-06-30
WaterPure International
filed 2010-10-18
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ( the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, initially filed with the Securities and Exchange Commission ( the “SEC”) on October 15, 2010, is being filed to insert the conformed signature of CCR LLP on the Report of Independent Registration Public Accounting Firm, which was inadvertently omitted from the original Form 10-K due to a clerical error. For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. However, this Form 10-K/A only amends the Report of Independent Registration Public Accounting Firm. No other information in the original Form 10-K is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10K/A as Exhibits 31.01, 31.02 and 32.01.

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

WATERPURE INTERNATIONAL, INC.

Date: October 18, 2010	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
Chief Executive Officer (Principal Executive Officer)

Date: October 18, 2010	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ PAUL S. LIPSCHUTZ	Chief Executive Officer (Principal Executive Officer) and Director	October 18, 2010
Paul S. Lipschutz

/s/ ROBERT F. ORR	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 18, 2010
Robert F. Orr