Form 10-Q
period 2010-09-30
WaterPure International
filed 2010-11-22
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No  ☒

As of November 19, 2010, there were 167,036,819 shares of registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of September 30, 2010 (unaudited) and June 30, 2010	3

		Statements of operations for the three months ended September 30, 2010 and 2009, and for the period from July 22, 2005 (inception) through September 30, 2010 (unaudited)	4

		Statement of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through September 30, 2010 (unaudited)	5-10

		Statements of cash flows for the three months ended September 30, 2010 and 2009, and cumulative from July 22, 2005 (inception) through September 30, 2010 (unaudited)	11-12

		Notes to financial statements (unaudited)	13-24

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-29

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	ITEM 4.	Controls and Procedures	30-31

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	32
	ITEM 1A.	Risk Factors	32
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	ITEM 3.	Defaults Upon Senior Securities	33
	ITEM 4.	Removed and Reserved	33
	ITEM 5.	Other Information	33
	ITEM 6.	Exhibits	33

	SIGNATURES		34

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2010	June 30,
	(Unaudited)	2010
ASSETS

Cash	$295	$45,740
Accounts receivable - net	4,348	1,000
Inventories	129,733	78,723

Total current assets	134,376	125,463

Trademark	325	325
Security deposit	6,000	6,000
Intangible asset - license, net of accumulated amortization	909,803	926,286

Total assets	$1,050,504	$1,058,074

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$221,479	$127,460
Accrued expenses	261,700	291,908
Deposits	8,002	-
Deferred revenue	14,400	-
Accrued royalties payable - current	30,000	30,000
Licensing fees - current	326,972	57,500
Notes payable	97,500	40,000
Convertible notes payable	316,880	214,429
Due to officers	89,119	88,508
Due to stockholders	119,796	104,796

Total current liabilities	1,485,848	954,601

Accrued royalties payable - net of current portion	552,130	520,154
Licensing fees - net of current portion	-	259,774
Deferred revenue	168,900	186,100

Total liabilities	2,206,878	1,920,629

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 500,000,000 and 250,000,000 shares authorized September 30, 2010 and June 30, 2010, respectively	16,604	14,903
Common stock to-be-issued	-	10,500
Additional paid-in-capital	5,102,782	4,925,190
Preferred series A stock, par value $.001 per share; 1,000,000 shares authorized	-	-
Deficit accumulated during the development stage	(6,275,760)	(5,813,148)

Total stockholders' deficiency	(1,156,374)	(862,555)

Total liabilities and stockholders' equity (deficiency)	$1,050,504	$1,058,074

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010
 (Unaudited)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

REVENUES	$58,450	$15,906	$296,276

COST OF GOODS SOLD	61,298	11,070	254,897

Gross profit (loss)	(2,848)	4,836	41,379

EXPENSES

Selling, general and administrative expenses	320,433	139,713	6,007,428

LOSS FROM OPERATIONS	(323,281)	(134,877)	(5,966,049)

Gain on restructuring of troubled debt	-	-	(339,137)
Interest expense	16,620	3,034	87,077
Accretion of accrued royalties and licensing fees	44,174	30,555	272,375
Amortization expense	78,537	19,608	289,396

Loss before provision for income taxes	(462,612)	(188,074)	(6,275,760)

Provision for income taxes	-	-	-

Net loss	$(462,612)	$(188,074)	$(6,275,760)

Net loss per share basic and diluted	$ nil	$ nil	$(0.12)

Weighted average common shares	153,138,508	93,277,959	51,988,584

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-	Deficit accumulated during the development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficiency)
Balance July 22, 2005 (inception)	-	$-	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incoproation (July 22, 2005)	4,000,000	$10,000	-	-	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	-	-	126,445

Net loss	-	-	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	$176,820	-	$-	-	$-	$-	$(64,361)	$112,459

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-	Deficit accumulated during the development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficiency)
Issuance of shares	(20,611,750)	(176,820)	20,611,750	2,061	-	-	174,759	-	-

Beneficial conversion of loan discount	-	-	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	-	-	622,334	-	622,400

Issuance of options as compensation	-	-	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	$-	21,271,750	$2,127	-	$-	$1,047,143	$(1,177,592)	$(128,322)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-	Deficit accumulated during the development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficiency)
Common stock to-be-issued	1,750,000	$355,000	-	-	-	-	-	-	355,000

Issuance of shares	-	-	4,330,000	433	-	-	468,567	-	469,000

Issuance of shares as repayment of amount due to stockholders	-	-	467,626	47	-	-	70,097	-	70,144

Common stock issued for consulting services	-	-	5,277,500	528	-	-	829,101	-	829,629

Issuance of options as compensation	-	-	-	-	-	-	582,937	-	582,937

Exercise of options	-	-	125,000	12	-	-	301	-	313

Net loss	-	-	-	-	-	-	-	(2,289,370)	(2,289,370)

Balance June 30, 2008	1,750,000	$355,000	31,471,876	$3,147	-	$-	$2,998,146	$(3,466,962)	$(110,669)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-	Deficit accumulated during the development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficiency)
Cancellation of common stock to-be-issued	(1,500,000)	$(330,000)	-	-	-	-	-	-	(330,000)

Issuance of shares	(250,000)	(25,000)	20,849,999	2,085	-	-	113,615	-	90,700

Issuance of shares as repayment of amount due to officers	-	-	1,000,000	100	-	-	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders	-	-	666,111	67	-	-	41,483	-	41,550

Beneficial conversion of loan discount	-	-	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services	-	-	38,436,000	3,843	-	-	697,038	-	700,881

Issuance of options as compensation	-	-	-	-	-	-	1,492	-	1,492

Common stock to-be-issued	500,000	2,500	-	-	-	-	-	-	2,500

Net loss	-	-	-	-	-	-	-	(1,423,395)	(1,423,395)

Balance June 30, 2009	500,000	$2,500	92,423,986	$9,242	-	$-	$3,924,174	$(4,890,357)	$(954,441)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-	Deficit accumulated during the development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficiency)
Issuance of shares	(500,000)	$(2,500)	24,300,001	$2,430	110	$-	$426,070	$-	$426,000

Issuance of Preferred Stock as repayment of note payable	-	-	-	-	12	-	30,000	-	30,000

Beneficial conversion of loan discount	-	-	-	-	-	-	115,551	-	115,551

Common stock issued for consulting services	-	-	31,058,333	3,106	-	-	406,470	-	409,576

Shares issued in connection with issuance of convertible debt	-	-	1,250,000	125	-	-	21,125	-	21,250

Issuance of options as compensation	-	-	-	-	-	-	1,800	-	1,800

Common stock to-be-issued	2,066,667	10,500	-	-	-	-	-	-	10,500

Net loss	-	-	-	-	-	-	-	(922,791)	(922,791)

Balance June 30, 2010	2,066,667	$10,500	149,032,320	$14,903	122	$-	$4,925,190	$(5,813,148)	$(862,555)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A issued and outstanding		Additonal paid-in-	Deficit accumulated during the development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficiency)
Issuance of shares (unaudited)	(2,066,667)	$(10,500)	2,166,667	$217	-	$-	$10,783	$-	$500

Beneficial conversion of loan discount (unaudited)	-	-	-	-	-	-	21,603	-	21,603

Common stock issued for consulting services (unaudited)	-	-	8,200,000	820	-	-	81,180	-	82,000

Shares issued in connection with settlement of accounts payable (unaudited)	-	-	424,868	43	-	-	6,330	-	6,373

Shares issued in connection with conversion of convertible notes payable plus accrued interest (unaudited)	-	-	5,612,964	561	-	-	51,756	-	52,317

Shares issued in connection with issuance of notes payable (unaudited)	-	-	450,000	45	-	-	4,455	-	4,500

Shares issued in connection with issuance of convertible notes payable (unaudited)	-	-	150,000	15	-	-	1,485	-	1,500

Net loss (unaudited)	-	-	-	-	-	-	-	(462,612)	(462,612)

Balance September 30, 2010	-	$-	166,036,819	$16,604	122	$-	$5,102,782	$(6,275,760)	$(1,156,374)

The accompanying notes are an integral part of these financial statements.

            WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

			July 22, 2005
	Three months	Three months	(inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462,612)	$(188,074)	$(6,275,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties and licensing fees	44,174	30,555	272,375
Gain on restructuring of troubled debt	-	-	(339,137)
Amortization of intangible asset - license	16,483	16,483	185,061
Common stock issued for consulting services	82,000	11,000	2,684,861
Issuance of stock options - employee	-	-	817,529
Amortization of beneficial conversion discount	62,054	3,125	123,085
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(3,348)	-	(4,348)
Inventories	(51,010)	5,827	(129,733)
Security deposit	-	-	(6,000)
Increase/(Decrease) in:
Accounts payable and accrued expenses	77,501	46,180	498,518
Deposits	8,002	-	8,002
Accrued royalties and licensing fee payable	(2,500)	(5,000)	(119,000)
Deferred revenue	(2,800)	57,500	185,100

Net cash used in operating activities	(232,056)	(22,404)	(2,099,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	500	50,000	1,024,513
Proceeds from issuance of notes payable	57,500	-	227,500
Repayment of notes payable	-	-	(25,000)
Advances from (repayments to) officers	611	(15,565)	139,119
Advances from (repayments to) stockholders	15,000	(1,000)	231,490
Proceeds from issuance of convertible notes payable	113,000	-	378,000
Repayment of convertible notes payable	-	(7,500)	(12,000)

Net cash provided by financing activities	186,611	25,935	2,100,067

NET INCREASE/(DECREASE) IN CASH	(45,445)	3,531	295
CASH, beginning of period	45,740	-	-

CASH, end of period	$295	$3,531	$295

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Supplemental disclosures of cash flow information:
1)The Company issued 424,868 shares of common stock valued at $6,373 as payment of accounts payable.
2)The Company issued $5,612,964 shares of common stock in connection with conversion of $45,000 of convertible notes payable plus $7,317 of accrued interest.
3)The Company recorded debt discounts of $21,603 representing the intrinsic value of the beneficial conversion features of various convertible notes payable issued during the three months ended September 30, 2010.
4)The Company recorded  debt discounts of $6,000 for the 600,000 shares of common stock issued as part of notes and convertible notes payable issued during the three months ended September 30, 2010.

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Nature of Operations

WaterPure International, Inc. (a development stage company) (the “Company”) was incorporated in the state of Florida on July 22, 2005, for the purpose of marketing selected private label products and services to the small office and/or home office as well as the consumer markets. The Company is marketing and manufacturing a licensed atmospheric water generator (“Atmospheric Water Generator” or “AWG”) from Everest Water Ltd. (“Everest”) which is a device that harvests pure drinking water from ambient air. These machines are engineered to produce drinking water virtually free of any material, bacterial, organic or other contaminants. The Company also intends to market mineral additives that will permit addition of organic minerals, flavors and other desired additives to water produced by the machine. The Atmospheric Water Generators will bear their own exclusive WaterPure branding.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the three month interim periods ended September 30, 2010 and 2009 and the cumulative period from inception (July 22, 2005) to September 30, 2010.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended of June 30, 2010.

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $6,275,760, has earned minimal revenues and has a working capital deficiency of $1,351,472 as of September 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered a development stage company as it has limited principal operations and minimal revenue. Operations from the Company’s inception through September 30, 2010 were devoted primarily to strategic planning, raising capital, manufacturing and developing revenue-generating opportunities.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2010 or June 30, 2010.

Accounts Receivable

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of September 30, 2010, and June 30, 2010, the Company had an allowance for doubtful accounts of $-0-.

Inventories

The Company states inventories at the lower of cost or market.  As of September 30, 2010 and June 30 2010, inventories consisted of purchased finished goods, raw materials and work in process. Cost of inventory is determined using the weighted-average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

Long-Lived Assets and Other Intangible Assets

The Company amortizes its intangible assets with finite lives over their respective estimated lives and reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. There was no such impairment losses in the three months ended September 30, 2010 or September 30, 2009.

Deposits

The Company recognizes deposits as liabilities when amounts are received in advance of formal agreements. These amounts are classified as current or non-current pursuant to the Company’s expectation as to the future use of such funds.

Convertible Debt

The Company accounts for its convertible debt by requiring that any embedded beneficial conversion features present in convertible securities be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

The Company accounts for its convertible debt issued with stock options by allocating that the proceeds based on their relative fair values and recognizing the portion attributable to the stock options in additional paid-in capital.

Deferred Revenue

The Company has entered into seven separate Master Distributorship Agreements with third-parties whereby the third-parties will market and sell WaterPure branded machines to customers and resellers. These third-parties have entered into purchase commitments for 4,650 units and have remitted deposits totaling $183,300, as of September 30, 2010 which the Company has recorded as deferred revenue. The Company will record the deposits as revenue in $50 increments for each WaterPure atmospheric water machine sold and delivered within twenty-four months of the execution of the agreement. The Company sold 56 of these machines and recognized $2,800 in revenue for the three months ended September 30, 2010 and sold no units and recognized $-0- in revenue related to these agreements for the three months ended September 30, 2009.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Revenues are generally recognized upon shipment.

Shipping & Handling Costs

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of operations. These costs were $250 and $58 for the three months ended September 30, 2010 and 2009, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through September 30, 2010.

The Company has a valuation allowance against the full amount of its net deferred tax assets at September 30, 2010 and June 30, 2010. The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At September 30, 2010, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a result, believes that their accounts receivable, net of reserves, credit risk exposure is limited.

During the three months ended September 30, 2010, the Company’s largest single customer represented 62% of the Company’s sales. If that customer fails to continue to buy product and fulfill its obligation of payment this could potentially have an adverse effect on the Company.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Earnings (Loss) per Common Share

The Company presents basic earnings (loss) per share and, if applicable, diluted earnings per share. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The effect of computing the diluted income (loss) per share is antidilutive and as such, basic and diluted (loss) per share are the same for the three months ended September 30, 2010 and 2009 as well as the cumulative period from July 22, 2005(inception) through September 30, 2010.

Share Based Compensation

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company.

NOTE 4 - INVENTORIES

Inventories consist of the following and are valued at the lower of cost or market using the weighted average method.

	September 30, 2010	June 30, 2010
Raw materials	$352	$5,784
Work-in-progress	67,000	72,939
Finished goods	62,381	-0-
Total inventories	$129,733	$78,723

NOTE 5 – INTANGIBLE ASSETS - LICENSE

On December 7, 2007, the Company entered into licensing agreements with Everest for the manufacturing and marketing rights to atmospheric water generators and mineral additive units. The Company agreed to pay $300,000 and issue 1,500,000 shares of the Company’s common stock valued at $330,000 as consideration under this agreement. The Company paid $50,000 with the execution of the agreement and an additional $20,000 through July 31, 2008.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – INTANGIBLE ASSETS – LICENSE (continued)

On August 1, 2008, the Company and Everest modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus an annual 8% royalty payment with guaranteed minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring. There was no impact on earnings per share.

On March 30, 2010, the Company and Everest modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement, as amended, could not be met by the Company. Under the amended payment terms, the Company agreed to pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus an annual 5% royalty payment with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company has accounted for this modification as a troubled debt restructuring and recognized a gain for the excess of the net carrying amount of the trouble debt over the modified debt. The gain had an impact on earnings per share of $.003. The Company is currently $7,000 in arrears on its fee payments and is in default on this agreement.  As such, this liability of $326,972 has been classified as current at September 30, 2010.

The following table summarizes the various components of the Everest license as of September 30, 2010 and June 30, 2010:
	September 30,	June 30,
	2010	2010
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	185,061	168,578
License, net	$909,803	$926,286

Total license amortization was $16,483 for each of the three months ended September 30, 2010 and 2009, respectively.

Contingencies - Royalties

Pursuant to the licensing agreement described above, the Company will pay Everest a 5% royalty payment on the sale of each AWG with a guaranteed minimum payment. The Company has recognized a liability of $582,130, as of September 30, 2010, which represents the present value of the minimum royalty payments using an effective discount rate of 12%.

NOTE 6 – NOTES PAYABLE

The Company on July 22, 2010, issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand.

The Company on August 20, 2010, issued 300,000 shares of common stock and a $20,000 note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand. The Company recorded a debt discount of $3,000 related to the fair value of the 300,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – NOTES PAYABLE (continued)

The Company on September 10, 2010, issued 150,000 shares of common stock and a $22,500 note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand. The Company recorded a debt discount of $1,500 related to the fair value of the 150,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 7 – ADVANCES FROM OFFICERS AND STOCKHOLDERS

On May 15, 2009, the Company issued a note payable to a stockholder which accrues interest at 8% per annum and was originally due August 15, 2009. The note is currently in default.

Officers and stockholders of the Company have provided various short-term working capital advances. During the three months ended September 30, 2010, advances from officers and stockholders totaled $611 and $15,000, respectively, under these borrowing arrangements. During the three months ended September 30, 2009, short-term working capital repayments to officers and stockholders totaled $15,565 and $1,000, respectively, under these borrowing arrangements. The Company does not intend to pay interest on the amounts borrowed from officers and stockholders and the advances are intended to be short-term.

NOTE 8 – CONVERTIBLE DEBT

The Company entered into a Securities Purchase Agreement with accredited investors on May 21, 2007 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 12% per annum and are due two years from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.25 per share. During the year ended June 30, 2007, the Company recorded a debt discount of $18,750 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The notes are currently in default.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – CONVERTIBLE DEBT (continued)

The Company entered into another Securities Purchase Agreement with accredited investors on July 30, 2008 for the issuance of an aggregate of $50,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due one year from the date of the note.  The note holders have the option to convert any unpaid note principal to the Company’s common stock at a 30% discount to the average five day stock price prior to conversion. During the year ended June 30, 2009, the Company recorded a debt discount of $15,000 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. On September 15, 2010, the Company issued 5,612,964 shares of its common stock to convert the balance of the note of $45,000 plus accrued interest of $7,317.

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and were due one year from the date of the note.  The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced its November 18, 2008 convertible debt and accrued interest ($1,200) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 4, 2009 for the issuance of an aggregate of $11,200 of convertible notes together with 100,000 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $7,906 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $1,261 related to the relative fair value of the 100,000 options in accordance with ASC 470-20.  The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced this convertible debt and accrued interest ($1,344) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 8, 2010 for the issuance of an aggregate of $12,544 of convertible notes together with 100,000 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.

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

The Company entered into a Securities Purchase Agreement with accredited investors on June 17, 2010 for the issuance of an aggregate of $97,500 of convertible notes and 250,000 shares of common stock. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $43,333 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company also recorded a debt discount of $4,500 related to the relative fair value of the 250,000 shares of Common Stock in accordance with ASC 470-20.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – CONVERTIBLE DEBT (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on June 17, 2010 for the issuance of an aggregate of $35,000 of convertible notes and 250,000 shares of common stock. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $25,278 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company also recorded a debt discount of $4,500 related to the relative fair value of the 250,000 shares of Common Stock in accordance with ASC 470-20.

The Company entered into a Securities Purchase Agreement with accredited investors on July 15, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the three months ended September 30, 2010, the Company recorded a debt discount of $5,769 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on July 29, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the three months ended September 30, 2010, the Company recorded a debt discount of $6,667 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on August 5, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the three months ended September 30, 2010, the Company recorded a debt discount of $6,667 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on August 26, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the three months ended September 30, 2010, the Company recorded a debt discount of $2,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 – CONVERTIBLE DEBT (continued)

The Company issued 150,000 shares of common stock and entered into a Securities Purchase Agreement with accredited investors on September 2, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the three months ended September 30, 2010, the Company recorded a debt discount of $1,500 related to the fair value of the 150,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loans to be the date of the agreement.

The Company and entered into a Securities Purchase Agreement with accredited investors on September 24, 2010 for the issuance of an aggregate of $18,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

On August 16, 2010 the holders of a majority of shares of common stock approved an amendment to the Articles of Incorporation to increase the number of authorized shares of our common stock par value $.0001 per share to 500,000,000 shares.

During the three months ended September 30, 2010, the Company issued 2,066,667 shares of its common stock previously classified as to-be-issued.

During the three months ended September 30, 2010, the Company issued in a private placement 100,000 shares of its common stock, for a total of $500. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreement.

During the three months ended September 30, 2010, the Company issued 8,200,000 shares of its common stock for consulting services totaling $82,000.

During the three months ended September 30, 2010, the Company issued 424,868 shares of its common stock for settlement of accounts payable of $6,373.

During the three months ended September 30, 2010, the Company issued 5,612,964 shares of its common stock to convert the balance of a convertible note payable of $45,000 plus accrued interest of $7,317.

Preferred Stock

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $2,500. On June 18, 2010 this agreement was amended to allow for the purchase of up to 200 shares of the Company’s Series A Preferred Stock. Through June 30, 2010, Mayim has purchased 122 shares of Series A Preferred Stock for $305,000, consisting of $275,000 in cash and $30,000 of cancellation of a note payable.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”) and, is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually. The Company has dividends in the arrears of $13,006. In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company. The Company owes $1,566 in royalties pursuant to this agreement as of September 30, 2010.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Mayim may convert, at any time, the shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price at September 30, 2010, is $0.01, as defined in the Purchase Agreement.

NOTE 10 – STOCK OPTIONS

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through September 30, 2010:
	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000	.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Granted	10,249,997	.0021
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2010	13,949,997	$.0434
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of September 30, 2010	13,949,997	$.0434

The Company has 13,949,997 options exercisable as of September 30, 2010.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space for $500 per month on a month-to-month basis from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated.

DUE TO OFFICERS AND STOCKHOLDERS

During the three-months ended September 30, 2010 and 2009, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 7.

NOTE 12 - INCOME TAXES

The Company recognizes the impact of tax positions in the financial statements if they are more likely than not of being sustained upon examination based on the technical merits of the position. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from July 22, 2005 (inception) through September 30, 2010.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from June 30, 2007 thru June 30, 2010 remain open to examination by the I.R.S. and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

NOTE 13 – COMMITMENTS

In November 2009, the Company moved its manufacturing operations to Oakland Park, Florida to accommodate administrative, sales and manufacturing personnel.  The Company entered into a five year lease with lease payments beginning February 1, 2010.

Year ending June 30, 2011	$25,585
2012	$36,230
2013	$38,689
2014	$41,147
2015	$24,839
Total Lease Commitment	$166,490

The Company owes Everest $392,000 to be paid over 33 months starting April 1, 2010, and 5% royalty payments with guarantee minimum payments as follows: $30,000 year one, $40,000 year two, $50,000 year three, $75,000 year four and $100,000 each year after. See Note 5.

NOTE 14 – SUBSEQUENT EVENTS

On October 8, 2010, the Company issued a $31,000 convertible note to an accredited investor which accrues interest at 18% per annum in cash and is immediately payable upon demand or convertible into common stock at $.01 per share.

On November 8, 2010, the Company refinanced its November 4, 2009 convertible debt and accrued interest ($1,344) thereon by entering into a new Securities Purchase Agreement with an accredited investor for the issuance of an aggregate of $12,544 of convertible notes together with options to purchase 100,000 shares of common stock. The convertible notes accrue interest at 12% per annum, are due one year from the date of the note and are convertible into shares of the Company’s common stock at $0.005 per share.  The options are exercisable until November 8, 2011 into shares of the Company’s common stock at $0.005 per share.

On November 16, 2010, the Company issued 1,000,000 shares of common stock and a $22,500 note payable to an accredited investor due November 22, 2010 for gross proceeds of $22,500. The note does not accrue interest.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently unknown  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Overview

WaterPure International, Inc. was organized under the laws of the state of Florida on July 22, 2005 and conducts business as a marketer and manufacturer of Atmospheric Water Generators (“AWG”). Though originally structured as a marketing entity, we have now become a manufacturer of AWGs after licensing patents from Everest Water Ltd. (“Everest”) and developing our own new line of AWGs under those patents. This strategic decision has led to sales fluctuations due to allocation of resources to research and development in some of our previous operating periods.

We are a development stage company until the sale of these new products leads to recognition of significant revenue. We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases. Additionally, it is our goal to utilize the intellectual property from Everest to become a leading worldwide manufacturer of AWGs based on the quality of our machines and our choice of distributors and marketing channels. Our future results are highly dependent upon the success of our efforts to manufacture and market our products and having the ability to attain and attract qualified personnel and adequate working capital.

On December 7, 2007, we entered into licensing agreements with Everest whereby we agreed to pay $300,000 and issue 1,500,000 shares of our common stock as consideration. We paid $50,000 with the execution of the agreement and an additional $20,000 through July 31, 2008. On August 1, 2008, we and Everest modified the payment terms of their licensing agreement, because we could not meet the cash payment obligation under the original agreement. Under the amended payment terms, we cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus an annual 8% royalty payment with guaranteed minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027.

On March 30, 2010, we and Everest modified the payment terms of their licensing agreement, because we could not meet the cash payment obligation under the original agreement, as amended. Under the amended payment terms, we agreed to pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus an annual 5% royalty payment with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. We are currently $10,000 in arrears on our  fee payments and are in default on this agreement.

Our current production line consists of the WatercycleTM AWG. This machine converts air into fresh drinking water. Our units operate on either 110 or 220 volt power and look similar to a typical water cooler, but do not connect to any water line. This avoids the need for bottled water delivery; heavy lifting of five gallon jugs; and does not use up the world’s limited supply of fresh water. The AWG’s condensation and purification process takes water out of ambient air (humidity) and filters and purifies the water to remove any foreign matter, bacterial, organic and other impurities.

We have been making significant improvements in the production of our Watercycle AWG, with regard to both efficiency in making the unit and the quality of the units being produced. Production quality has improved with the development of a new PC board and the outsourcing of the units casing to local metal fabricators. The outsourcing of the units frame and the new PC board has also allowed us to use a wire harness for installation of the components electronics and has cut production to under one hour; with our ultimate goal to be able to produce a unit in under twenty minutes.

We have been engaged in the development of a new AWG “the WatercycleTM”, in connection with the patent license from Everest. This new device utilizes ozone to eliminate microorganisms, increases water producing ability, has a more attractive appearance and uses fewer parts than the machines we are currently marketing. In the future, we intend to include an optional feature that will permit the user to add flavors and natural herbal additives, such as green tea.  We are also planning to add a CO2 cartridge to make carbonated water or drinks.
.
We feel that the differentiations in the new AWG could help us capture a larger market segment in the future because of its design, features and worldwide respect for “Made in USA” products, especially after the past product problems with a variety of products manufactured overseas. Additionally, we feel that based on the quality of our machine and the warranty we offer, that we can command a higher price than less efficient or less reliable units of our competitors.

As a result of manufacturing our own AWG’s there was an increase in revenue to approximately $58,000 for the three months ended September 30, 2010 as compared to approximately $16,000 for the three months ended September 30, 2009, when sales consisted of reselling a machine manufactured elsewhere. We are now filling the orders from our master distributors and we expect revenues in the quarter ending December 31, 2010 to exceed those of the quarter ended September 30, 2010.

Results of Operations

For the Period from July 22, 2005 (Inception) through September 30, 2010

Revenue and Net Loss

Since we were formed on July 22, 2005, we have earned approximately $296,000 in revenue and have incurred a cumulative net loss since our inception of approximately $6,276,000 through September 30, 2010. Operations from inception through September 30, 2010 were devoted primarily to strategic planning, raising capital, manufacturing and developing revenue-generating opportunities.  Revenue for the three months ended September 30, 2010 was $58,450, an increase of $42,544, or 267% higher than the $15,906 for the comparable period in 2009. We incurred a net loss of approximately $463,000 for the three months ended September 30, 2010, an increase of $275,000 as compared to a net loss of approximately $188,000 for the three months ended September 30, 2009. The increase in revenue is directly related to manufacturing our own AWG’s. The increase in loss is directly attributable to an increase in selling, general and administrative expenses as described below.

Cost of Goods Sold

Cost of goods sold consists of direct costs on contracts, materials, direct labor, third party subcontractor services, and other overhead costs. Our cost of goods sold was approximately $61,000, or 104% of revenue, for the three months ended September 30, 2010, compared to approximately $11,000, or 69.5% of revenue, for the comparable prior period. The higher cost of goods sold as a percentage of sales is due to us fulfilling our obligations on orders that are currently priced below cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were approximately $321,000, an increase of $181,000 compared to approximately $140,000 for the comparable period in 2009.  The overall increase resulted from increases of $67,500 in professional fees due to higher legal and accounting cost ($74,000 for the three months ended September 30, 2010 as compared to $6,500 for the three months ended September 30, 2009), $65,500 in consulting fees as consultants were hired to facilitate our production of AWG’s ($77,000 for the three months ended September 30, 2010 as compared to $11,500 for the three months ended September 30, 2009), $14,000 in payroll expense as we hired workers to build AWG’s ($57,500 for the three months ended September 30, 2010 as compared to $43,500 for the three months ended September 30, 2009), $20,000 in marketing and advertising expenses as we prepared for the launch of our manufactured AWG’s ($21,500 for the three months ended September 30, 2010 as compared to $1,500 for the three months ended September 30, 2009) and other selling, general and administrative expenses increased $14,000 ($91,000 for the three months ended September 30, 2010 as compared to $77,000 for the three months ended September 30, 2009).

              Accretion of accrued royalties and licensing fees

There was $44,174 in accretion expense for the three months ended September 30, 2010 compared to $30,555 for the three months ended September 30, 2009. The increase is due to the change in net present value of these obligations.

Amortization Expense

There was $78,537 in amortization expense for the three months ended September 30, 2010, compared to $19,608 for the three months ended September 30, 2009. The increase is due to discounts, options and stock awards issued by us to convertible debt and note payable holders.

Interest Expense

There was $16,620 in interest expense for the three months ended September 30, 2010 compared to $3,034 for the three months ended September 30, 2009. The increase is due to the increase of interest bearing debt.

Liquidity and Capital Resources

To date, we have generated approximately $296,000 in revenues and have incurred operating losses in every quarter. We are still a development stage company as we have not generated significant revenues on a consistent basis from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2010, we had a working capital deficiency of $1,351,472. For the three months ended September 30, 2010, we had net cash outflow from operating activities of $232,056. Cash provided by financing activities totaled $186,611 for the three months ended September 30, 2010.

We do not have sufficient capital to support operations for the next 12 months. We anticipate we will need approximately $1 million, consisting of approximately $400,000 for manufacturing, $100,000 for sales and marketing and $300,000 for general and administrative expenses and working capital. An additional $200,000 would be utilized for the production and execution of our marketing support program. We are currently seeking joint venture partners and equity or debt financing to fund these expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue manufacturing our AWGs and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

By adjusting our operations to the level of capitalization and through short term loans from officers, we believe we will have sufficient capital resources to meet current projected cash flow deficits in the near term. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We have financed our losses through the sale of our common stock, issuance of notes payable and convertible notes payable, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the three months ended September 30, 2010, we received the following capital infusions: $500 from the sale of 100,000 shares of our common stock, $57,500 from issuance of notes payable, $113,000 from the issuance of convertible notes payable, and loans from officers and shareholders totaling $15,611. In addition, during the three months ended September 30, 2010, in lieu of cash payments, we issued 8,200,000 shares of common stock valued at $82,000 for services rendered. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

            Our independent registered public accounting firm has included an emphasis of a matter paragraph regarding the substantial doubt about our ability to continue as a going concern in their Report of Independent Registered Public Accounting Firm (dated October 15, 2010) on our financial statements for the fiscal year ended June 30, 2010. The conditions that led to the doubt continue to exist as of September 30, 2010. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements”   (SAB 104). We sell atmospheric water generators. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all our significant obligations have been satisfied.

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of September 30, 2010, we had an allowance for bad debts of $0. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on us.

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

a)
We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate separation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we sold 100,000 shares of our common stock to accredited investors for aggregate proceeds of $500.

During the three months ended September 30, 2010, in lieu of cash payments, we issued 8,200,000 shares of common stock valued at approximately $82,000 for services rendered.

During the three months ended September 30, 2010, we issued 424,868 shares of our common stock for settlement of accounts payable of $6,373.

During the three months ended September 30, 2010, we issued 5,612,964 shares of our common stock to convert the balance of a convertible note payable of $45,000 plus accrued interest of $7,317.

We entered into a Securities Purchase Agreement with accredited investors on July 15, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We entered into a Securities Purchase Agreement with accredited investors on July 29, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We entered into a Securities Purchase Agreement with accredited investors on August 5, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We entered into a Securities Purchase Agreement with accredited investors on August 26, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We issued 150,000 of common stock and entered into a Securities Purchase Agreement with accredited investors on September 2, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We entered into a Securities Purchase Agreement with accredited investors on September 24, 2010 for the issuance of an aggregate of $18,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We issued 300,000 shares of common stock and a $20,000 note to an accredited investor on August 20, 2010, which accrues interest at 18% per annum and is immediately payable upon demand.

We issued 150,000 shares of common stock and a $22,500 note to an accredited investor on September 10, 2010, which accrues interest at 18% per annum and is immediately payable upon demand.

Item 3. Defaults Upon Senior Securities

We are currently in default on a $25,000 note, which was due May 15, 2008.

We are currently in default on a $50,000 note, as amended, which was due July 30, 2009.

We are currently in default on a $15,000 note, which was due August 15, 2009.

 We are currently $10,000 in arrears on our licensing fee/payments and are in default on this agreement.

Item 4. Reserved

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

WATERPURE INTERNATIONAL, INC.

Date: November 22, 2010	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: November 22, 2010	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)