Form 10-Q
period 2010-12-31
WaterPure International
filed 2011-02-22
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 22, 2011, there were 197,912,244 shares of the registrant’s common stock outstanding.

--

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of December 31, 2010 (unaudited) and June 30, 2010	3

		Statements of operations for the three and six months ended December 31, 2010 and 2009, and for the period from July 22, 2005 (inception) through December 31, 2010 (unaudited)	4

		Statement of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through December 31, 2010 (unaudited)	5-10

		Statements of cash flows for the six months ended December 31, 2010 and 2009, and cumulative from July 22, 2005 (inception) through December 31, 2010 (unaudited)	11-12

		Notes to financial statements (unaudited)	13-25

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-30

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	ITEM 4.	Controls and Procedures	31-32

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	33
	ITEM 1A.	Risk Factors	33
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	ITEM 3.	Defaults Upon Senior Securities	33
	ITEM 4.	Removed and Reserved	33
	ITEM 5.	Other Information	33
	ITEM 6.	Exhibits	33

	SIGNATURES		34

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2010	June 30,
	(Unaudited)	2010
ASSETS

Cash	$-	$45,740
Accounts receivable - net	5,098	1,000
Inventories	121,631	78,723

Total current assets	126,729	125,463

Trademark	325	325
Security deposit	6,000	6,000
Intangible asset - license, net of accumulated amortization	893,319	926,286

Total assets	$1,026,373	$1,058,074

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$317,708	$127,460
Accrued expenses	229,561	291,908
Deposits	6,550	-
Deferred revenue	14,400	-
Accrued royalties payable - current	30,000	30,000
Licensing fees - current	335,157	57,500
Notes payable and advances	127,500	40,000
Convertible notes payable	403,071	214,429
Derivative liability	25,000	-
Due to officers	93,313	88,508
Due to stockholders	124,796	104,796

Total current liabilities	1,707,056	954,601

Accrued royalties payable - net of current portion	568,999	520,154
Licensing fees - net of current portion	-	259,774
Deferred revenue -net of current portion	168,700	186,100

Total liabilities	2,444,755	1,920,629

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share; 500,000,000 and 250,000,000 shares authorized at December 31, 2010 and June 30, 2010, respectively	17,794	14,903
Common stock to-be-issued	5,500	10,500
Additional paid-in-capital	5,191,083	4,925,190
Preferred Series A stock, par value $.001 per share; 1,000,000 shares authorized	-	-
Deficit accumulated during the development stage	(6,632,759)	(5,813,148)

Total stockholders' deficiency	(1,418,382)	(862,555)

Total liabilities and stockholders' equity (deficiency)	$1,026,373	$1,058,074

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 30, 2010
 (Unaudited)

					July 22, 2005
	Three months	Three months	Six months	Six months	(inception)
	ended	ended	ended	ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010

REVENUES	$48,240	$7,793	$106,690	$23,699	$344,516

COST OF GOODS SOLD	45,615	5,838	106,913	16,908	300,512

Gross profit (loss)	2,625	1,955	(223)	6,791	44,004

EXPENSES

Selling, general and administrative expenses	253,919	347,346	574,352	487,059	6,261,347

Loss from operations	(251,294)	(345,391)	(574,575)	(480,268)	(6,217,343)

Gain on restructuring of troubled debt	-	-	-	-	(339,137)
Interest expense	22,249	3,629	38,869	6,663	109,326
Accretion of accrued royalties and licensing fees	25,054	30,513	69,228	61,068	297,429
Amortization expense	58,402	18,739	136,939	38,347	347,798

Loss before provision for income taxes	(356,999)	(398,272)	(819,611)	(586,346)	(6,632,759)

Provision for income taxes	-	-	-	-	-

Net loss	$(356,999)	$(398,272)	$(819,611)	$(586,346)	$(6,632,759)

Net loss per share basic and diluted	$ nil	$ nil	$ nil	$ nil	$(0.12)

Weighted average common shares	169,330,950	110,887,573	161,234,729	103,349,801	57,359,478

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A stock issued and outstanding		Additional paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance July 22, 2005 (inception)	-	$-	-	$-	-	$-	$-	$-	$-

Common stock to be issued in connection with Incoproation (July 22, 2005)	4,000,000	$10,000	-	-	-	-	-	-	10,000

Common stock to be issued for consulting services	16,150,000	40,375	-	-	-	-	-	-	40,375

Common stock issued - private placement, net of issuance costs of $58,255	461,750	126,445	-	-	-	-	-	-	126,445

Net loss	-	-	-	-	-	-	-	(64,361)	(64,361)

Balance June 30, 2006	20,611,750	$176,820	-	$-	-	$-	$-	$(64,361)	$112,459

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A stock issued and outstanding		Additional paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares	(20,611,750)	$(176,820)	20,611,750	$2,061	-	$-	$174,759	$-	$-

Beneficial conversion of loan discount	-	-	-	-	-	-	18,750	-	18,750

Common stock issued for consulting services	-	-	660,000	66	-	-	622,334	-	622,400

Issuance of options as compensation	-	-	-	-	-	-	231,300	-	231,300

Net loss	-	-	-	-	-	-	-	(1,113,231)	(1,113,231)

Balance June 30, 2007	-	$-	21,271,750	$2,127	-	$-	$1,047,143	$(1,177,592)	$(128,322)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A stock issued and outstanding		Additional paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock to-be-issued	1,750,000	$355,000	-	$-	-	$-	$-	$-	$355,000

Issuance of shares	-	-	4,330,000	433	-	-	468,567	-	469,000

Issuance of shares as repayment of amount due to stockholders	-	-	467,626	47	-	-	70,097	-	70,144

Common stock issued for consulting services	-	-	5,277,500	528	-	-	829,101	-	829,629

Issuance of options as compensation	-	-	-	-	-	-	582,937	-	582,937

Exercise of options	-	-	125,000	12	-	-	301	-	313

Net loss	-	-	-	-	-	-	-	(2,289,370)	(2,289,370)

Balance June 30, 2008	1,750,000	$355,000	31,471,876	$3,147	-	$-	$2,998,146	$(3,466,962)	$(110,669)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A stock issued and outstanding		Additional paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Cancellation of common stock to-be-issued	(1,500,000)	$(330,000)	-	$-	-	$-	$-	$-	$(330,000)

Issuance of shares	(250,000)	(25,000)	20,849,999	2,085	-	-	113,615	-	90,700

Issuance of shares as repayment of amount due to officers	-	-	1,000,000	100	-	-	49,900	-	50,000

Issuance of shares as repayment of amount due to stockholders	-	-	666,111	67	-	-	41,483	-	41,550

Beneficial conversion of loan discount	-	-	-	-	-	-	22,500	-	22,500

Common stock issued for consulting services	-	-	38,436,000	3,843	-	-	697,038	-	700,881

Issuance of options as compensation	-	-	-	-	-	-	1,492	-	1,492

Common stock to-be-issued	500,000	2,500	-	-	-	-	-	-	2,500

Net loss	-	-	-	-	-	-	-	(1,423,395)	(1,423,395)

Balance June 30, 2009	500,000	$2,500	92,423,986	$9,242	-	$-	$3,924,174	$(4,890,357)	$(954,441)

  The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A stock issued and outstanding		Additional paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares	(500,000)	$(2,500)	24,300,001	$2,430	110	$-	$426,070	$-	$426,000

Issuance of Preferred Stock as repayment of note payable	-	-	-	-	12	-	30,000	-	30,000

Beneficial conversion of loan discount	-	-	-	-	-	-	115,551	-	115,551

Common stock issued for consulting services	-	-	31,058,333	3,106	-	-	406,470	-	409,576

Shares issued in connection with issuance of convertible debt	-	-	1,250,000	125	-	-	21,125	-	21,250

Issuance of options as compensation	-	-	-	-	-	-	1,800	-	1,800

Common stock to-be-issued	2,066,667	10,500	-	-	-	-	-	-	10,500

Net loss	-	-	-	-	-	-	-	(922,791)	(922,791)

Balance June 30, 2010	2,066,667	$10,500	149,032,320	$14,903	122	$-	$4,925,190	$(5,813,148)	$(862,555)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A stock issued and outstanding		Additional paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares (unaudited)	(2,066,667)	$(10,500)	3,693,334	$369	-	$-	$18,931	$-	$8,800

Beneficial conversion of loan discount (unaudited)	-	-	-	-	-	-	29,125	-	29,125

Common stock issued for consulting services (unaudited)	-	-	18,579,473	1,858	-	-	153,262	-	155,120

Shares issued as repayment of accounts payable (unaudited)	-	-	424,868	43	-	-	6,330	-	6,373

Shares issued in connection with conversion of convertible notes payable and accrued interest (unaudited)	-	-	5,612,964	561	-	-	51,756	-	52,317

Shares issued in connection with issuance of notes payable (unaudited)	-	-	450,000	45	-	-	4,455	-	4,500

Shares issued in connection with issuance of convertible notes payable (unaudited)	-	-	150,000	15	-	-	1,485	-	1,500

Issuance of options in connection with issuance of convertible notes payable (unaudited)	-	-	-	-	-	-	549	-	549

Common stock to-be-issued (unaudited)	1,300,000	5,500	-	-	-	-	-	-	5,500

Net loss (unaudited)	-	-	-	-	-	-	-	(819,611)	(819,611)

Balance December 31, 2010	1,300,000	$5,500	177,942,959	$17,794	122	$-	$5,191,083	$(6,632,759)	$(1,418,382)

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE
PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010
(UNAUDITED)
			July 22, 2005
	Six Months	Six Months	(inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(819,611)	$(586,346)	$(6,632,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties and licensing fees	69,228	61,068	297,429
Gaim on restructuring of troubled debt	-	-	(339,137)
Amortization of intangible asset - license	32,967	32,967	201,545
Common stock issued for consulting services	155,120	78,600	2,757,981
Issuance of stock options - employee	-	1,441	817,529
Amortization of beneficial conversion discount	103,972	5,380	165,003
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(4,098)	-	(5,098)
Other current asstets		(2,729)
Inventories	(42,908)	5,827	(121,631)
Security deposit	-	(6,000)	(6,000)
Increase/(Decrease) in:
Accounts payable and accrued expenses	142,935	44,874	563,952
Deposits for orders	6,550	85,900	6,550
Accrued royalties and licensing fee payable	(2,500)	(10,500)	(119,000)
Deferred revenue	(3,000)	65,400	184,900

Net cash used in operating activities	(361,345)	(224,118)	(2,228,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	8,800	237,500	1,032,813
Proceeds from stock to-be-issued	5,500		5,500
Proceeds from issuance of notes payable	124,000	-	294,000
Repayment of notes payable	(36,500)	-	(61,500)
Advances/(repayments) from officers	4,805	(13,929)	143,313
Advances from stockholders	20,000	23,272	236,490
Proceeds from issuance of convertible notes payable	189,000	-	454,000
Repayment of convertible notes payable	-	(12,000)	(12,000)

Net cash provided by financing activities	315,605	234,843	2,229,061

NET INCREASE/(DECREASE) IN CASH	(45,740)	10,725	-
CASH, beginning of period	45,740	-	-

CASH, end of period	$-	$10,725	$-

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010
(UNAUDITED)

Supplemental disclosures of cash flow information:
1)The Company issued 424,868 shares of common stock valued at $6,373 as payment of accounts payable.
2)The Company issued 5,612,964 shares of common stock in connection with conversion of $45,000 of convertible notes payable plus $7,317 of accrued interest.
3)The Company recorded debt discounts of $29,125 representing the intrinsic value of the beneficial conversion features of various convertible notes payable issued during the six months ended December 31, 2010.
4)The Company recorded  debt discounts of $6,000 for the 600,000 shares of common stock issued as part of notes and convertible notes payable issued during the six months ended December 31, 2010.
5)The Company recorded  debt discounts of $549 for the 100,000 options issued as part of notes and convertible notes payable issued during the six months ended December 31, 2010.
6)The Company recorded  debt discounts and derivative liability of $25,000 representing the fair value of the beneficial conversion feature  of  the convertible notes payable issued during the six months ended December 31, 2010.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the three and six month interim periods ended December 31 2010 and 2009 and the cumulative period from inception (July 22, 2005) to December 31 2010.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended  June 30, 2010.

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $6,632,759, has earned minimal revenues and has a working capital deficiency of $1,580,327 as of December 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered a development stage company as it has limited principal operations and minimal revenue. Operations from the Company’s inception through December 31, 2010 were devoted primarily to strategic planning, raising capital, manufacturing and developing revenue-generating opportunities.

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

Cash and Cash Equivalents

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2010 or June 30, 2010.

Accounts Receivable

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of December 31, 2010 and June 30, 2010, the Company had an allowance for doubtful accounts of $-0-.

Inventories

The Company states inventories at the lower of cost or market.  As of December 31, 2010 and June 30 2010, inventories consisted of purchased finished goods, raw materials and work in process. Cost of inventory is determined using the weighted-average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors. As of December 31, 2010 and June 30, 2010 the Company had an inventory reserve of $0.

Long-Lived Assets and Other Intangible Assets

The Company amortizes its intangible assets with finite lives over their respective estimated lives and reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is  recognized based on the fair value of the assets. There were no such impairment losses in the three or six months ended December 31, 2010 and December 31, 2009.

Deposits

The Company recognizes customer deposits for orders as liabilities when amounts are received in advance of formal agreements. These amounts are classified as current or non-current pursuant to the Company’s expectation as to the timing of the recognition of revenue.

Convertible Debt

The Company accounts for its convertible debt by requiring that any embedded beneficial conversion features present in convertible securities be valued separately at issuance and recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

The Company accounts for its convertible debt issued with stock options by allocating the proceeds based on their relative fair values and recognizing the portion attributable to the stock options in additional paid-in capital.

The Company accounts for its convertible debt issued with its common stock by allocating the proceeds based on their relative fair values and recognizing the portion attributable to the common stock in additional paid-in capital.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for its convertible debt issued with its common stock by allocating the proceeds based on their relative fair values and recognizing the portion attributable to the common stock in additional paid-in capital.

Deferred Revenue

The Company has entered into eight separate Master Distributorship Agreements with third-parties whereby the third-parties will market and sell WaterPure branded machines to customers and resellers. These third-parties have entered into purchase commitments for 4,650 units and have remitted deposits totaling $183,100, as of December 31, 2010 which the Company has recorded as deferred revenue. The Company will record the deposits as revenue in $50 increments for each WaterPure atmospheric water machine sold and delivered within twenty-four months of the execution of the agreement. The Company sold 80 of these machines and recognized $4,000 in revenue for the six months ended December 31, 2010 and sold 10 units and recognized $500 in revenue related to these agreements for the six months ended December 31, 2009.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with ASC 815, Derivatives and Hedging and carries such instruments at fair value. The changes in fair value are recorded in the statements of operations.

Revenue Recognition

The Company recognizes revenue based on four basic criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Revenue is generally recognized upon shipment.

Shipping & Handling Costs

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of operations. These costs were $785 and $419 for the six months ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the period from July 22, 2005 (inception) through December 31, 2010.

The Company has a valuation allowance against the full amount of its net deferred tax assets at December 31, 2010 and June 30, 2010. The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The Company places its cash with a high credit quality institution. At December 31 2010, the Company’s cash balance on deposit did not exceed federal depository insurance limits. The Company routinely assesses the financial strengths of its customers and, as a result, believes that their accounts receivable, credit risk exposure is limited.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

During the six months ended December 31, 2010, the Company’s largest single customer represented 46% of the Company’s sales. If that customer fails to continue to buy product and fulfill its obligation of payment this could potentially have an adverse effect on the Company.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Earnings (Loss) per Common Share

The Company presents basic earnings (loss) per share and, if applicable, diluted earnings per share. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The effect of computing  diluted income (loss) per share is antidilutive and as such, basic and diluted (loss) per share are the same for the three and six months ended December 31, 2010 and 2009 as well as for the  period from July 22, 2005 (inception) through December 31, 2010.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - INVENTORIES

Inventories consist of the following and are valued at the lower of cost or market using the weighted average method.

	December 31 2010	June 30, 2010
Raw materials	$48,231	$5,784
Work-in-progress	47,106	72,939
Finished goods	26,294	-0-
Total inventories	$121,631	$78,723

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

On August 1, 2008, the Company and Everest modified the payment terms of their licensing agreement because the cash payment obligation under the original agreement could not be met by the Company. Under the amended payment terms, the Company cancelled the shares to be issued to Everest and agreed to pay Everest $430,000 over 33 months starting September 1, 2008, plus an annual 8% royalty payment with guaranteed minimum payments as follows: $50,000 in year one, $60,000 in year two, $70,000 in year three, $90,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company  accounted for this modification as a troubled debt restructuring. There was no impact on earnings per share.

On March 30, 2010, the Company and Everest modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement, as amended, could not be met by the Company. Under the amended payment terms, the Company agreed to pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus an annual 5% royalty payment with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company accounted for this modification as a troubled debt restructuring and recognized a gain for the excess of the net carrying amount of the trouble debt over the modified debt. The gain had an impact on earnings per share of $.003. The Company is currently $19,000 in arrears on its licensing fees/payments and is in default on this agreement.  As such, this liability of $335,157 has been classified as current at December 31, 2010.

The following table summarizes the various components of the Everest license as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	201,545	168,578
License, net	$893,319	$926,286

Total license amortization was $32,967 for each of the six months ended December 31, 2010 and 2009, respectively.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INTANGIBLE ASSETS – LICENSE (continued)

Contingencies - Royalties

Pursuant to the licensing agreement described above, the Company will pay Everest a 5% royalty payment on the sale of each AWG with a guaranteed minimum payment. The Company has recognized a liability of $598,999, as of December 31, 2010, which represents the present value of the minimum royalty payments using an effective discount rate of 12%.

NOTE 6 – NOTES PAYABLE AND ADVANCES

The Company on July 22, 2010, issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand.

The Company on August 20, 2010, issued 300,000 shares of common stock and a $20,000 note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand. The Company recorded a debt discount of $3,000 related to the fair value of the 300,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loan to be the date of the agreement.

The Company on September 10, 2010, issued 150,000 shares of common stock and a $22,500 note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand. The Company recorded a debt discount of $1,500 related to the fair value of the 150,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loan to be the date of the agreement.

The Company received a $17,500 advance from an accredited investor which accrues interest at 18% per annum and is immediately payable.

The Company on November 16, 2010, issued a $22,500 note to an accredited investor which is due on November 22, 2010. The Company has repaid $15,000 of this note as of December 31, 2010. The note is currently in default.

The Company received a $5,000 advance from an accredited investor which is immediately payable.

NOTE 7 – ADVANCES FROM OFFICERS AND STOCKHOLDERS

On May 15, 2009, the Company issued a $15,000 note payable to a stockholder which accrued interest at 8% per annum and was originally due August 15, 2009. The note plus accrued interest of $2,250 was satisfied through the issuance of 3,000,000 shares of the Company’s common stock on January 14, 2011.

Officers and stockholders of the Company have provided various short-term working capital advances. During the six months ended December 31, 2010, advances from officers and stockholders totaled $4,805 and $20,000, respectively. During the six months ended December 30, 2009, short-term working capital repayments to officers and stockholders totaled $13,929 and $23,272, respectively. The Company does not intend to pay interest on the amounts borrowed from officers and stockholders and the advances are intended to be short-term.

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

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and were due one year from the date of the note.  The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced its November 18, 2008 convertible debt and accrued interest ($1,200) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 4, 2009 for the issuance of an aggregate of $11,200 of convertible notes together with 100,000 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $7,906 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $1,261 related to the relative fair value of the 100,000 options in accordance with ASC 470-20.  The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced this convertible debt and accrued interest ($1,344) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 8, 2010 for the issuance of an aggregate of $12,544 of convertible notes together with 100,000 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the six months ended December 31, 2010, the Company recorded a debt discount of $4,704 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $549 related to the relative fair value of the 100,000 options in accordance with ASC 470-20.  The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on July 15, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the six months ended December 31, 2010, the Company recorded a debt discount of $5,769 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – CONVERTIBLE DEBT (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on July 29, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the six months ended December 31, 2010, the Company recorded a debt discount of $6,667 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on August 5, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the six months ended December 31, 2010, the Company recorded a debt discount of $6,667 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on August 26, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the six months ended December 31, 2010, the Company recorded a debt discount of $2,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

The Company issued 150,000 shares of common stock and entered into a Securities Purchase Agreement with accredited investors on September 2, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the six months ended December 31, 2010, the Company recorded a debt discount of $1,500 related to the fair value of the 150,000 shares of Common Stock in accordance with ASC 470-20. The Company determined the commitment date of the loan to be the date of the agreement.

The Company and entered into a Securities Purchase Agreement with accredited investors on September 24, 2010 for the issuance of an aggregate of $18,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. The Company determined the commitment date of the loan to be the date of the agreement.

The Company and entered into a Securities Purchase Agreement with accredited investors on October 8, 2010 for the issuance of an aggregate of $31,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the six months ended December 31, 2010, the Company recorded a debt discount of $2,818 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – CONVERTIBLE DEBT (continued)

The Company and entered into a Securities Purchase Agreement with accredited investors on November 1, 2010 for the issuance of an aggregate of $20,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. The Company determined the commitment date of the loan to be the date of the agreement.

The Company and entered into a Securities Purchase Agreement with accredited investors on November 8, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due August 10, 2011.  The note holder has the option to convert any unpaid note principal after 180 days to the Company’s common stock at a rate of fifty percent of the market price of the lowest three average trading days during the ten day period ending on the last complete trading day prior to the conversion date. During the six months ended December 31, 2010, the Company recorded a debt discount of $25,000 related to the fair value of the embedded derivative. The Company  accounted for its derivative instrument in accordance with ASC 815, and  recorded at fair value in accordance with ASC 820. The Company determined the commitment date of the loans to be the date of the agreement.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

On August 16, 2010 the holders of a majority of shares of common stock approved an amendment to the Articles of Incorporation to increase the number of authorized shares of our common stock par value $.0001 per share to 500,000,000 shares.

During the six months ended December 31, 2010, the Company issued 2,066,667 shares of its common stock previously classified as to-be-issued.

During the six months ended December 31, 2010, the Company issued, in a private placement, 1,626,667 shares of its common stock, for a total of $8,800. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreement.

During the six months ended December 31, 2010, the Company issued 18,579,473 shares of its common stock for consulting services totaling $155,120.

During the six months ended December 31, 2010, the Company issued 424,868 shares of its common stock  as repayment of accounts payable of $6,373.

During the six months ended December 31, 2010, the Company issued 5,612,964 shares of its common stock to convert the balance of a convertible note payable of $45,000 plus accrued interest of $7,317.

During the six months ended December 31, 2010 the Company issued 450,000 shares of its common stock as part of its issuance of $42,500 of notes payable.

During the six months ended December 31,2010 the Company issued 150,000 shares of its common stock as part of its issuance of a $25,000 convertible notes payable.

During the six months ended December 31, 2010 the Company, in private placements sold, 1,300,000 of its common stock to-be-issued, for a total of $5,500. The fair value of the shares was determined based upon the closing market price of the shares at the date of each respective agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

On October 22, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mayim Tahor, LLC (“Mayim”) providing for the sale by the Company to Mayim of up to 100 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $2,500. On June 18, 2010 this agreement was amended to allow for the purchase of up to 200 shares of the Company’s Series A Preferred Stock. Through June 30, 2010, Mayim has purchased 122 shares of Series A Preferred Stock totaling $305,000, consisting of $275,000 in cash and $30,000 of cancellation of a note payable.

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”) and, is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually. The Company has dividends in the arrears of $17,619. In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company. The Company owes $2,464 in royalties pursuant to this agreement as of December 31 2010.

Mayim may convert, at any time, the shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price at December 31, 2010, is $0.01, as defined in the Purchase Agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – STOCK OPTIONS

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through December 31, 2010:

	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Granted	10,249,997.0021
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2010	13,949,997	$.0434
Granted	100,000.005
Exercised	-	-
Forfeited	-	-
Expired	100,000.005
Outstanding as of December 31, 2010	13,949,997	$.0434

The Company has 13,949,997 options exercisable as of December 31, 2010.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space for $500 per month on a month-to-month basis from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer is affiliated.

DUE TO OFFICERS AND STOCKHOLDERS

During the six-months ended December 30, 2010 and 2009, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 7.

NOTE 12 - INCOME TAXES

The Company recognizes the impact of tax positions in the financial statements if they are more likely than not of being sustained upon examination based on the technical merits of the position. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the period from July 22, 2005 (inception) through December 31, 2010.

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

Year ending June 30, 2011	$17,398
2012	$36,230
2013	$38,689
2014	$41,147
2015	$24,839
Total Lease Commitment	$158,303

The Company owes Everest $384,000 as of December 31, 2010, and 5% royalty payments with guarantee minimum payments as follows: $30,000 year one, $40,000 year two, $50,000 year three, $75,000 year four and $100,000 each year after. See Note 5

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On January 14, 2011, the Company issued 3,000,000 shares of the Company’s common stock to convert a $15,000 note payable to a stockholder plus accrued interest of $2,250.

On January 14, 2011, the Company issued 1,000,000 shares of common stock for $5,000.

On January 14, 2011, the Company issued 1,300,000 shares of common stock that was classified as to-be-issued as of December 31, 2010.

On January 24, 2011, the Company issued 12,399,285 shares of common stock to convert $86,796 of shareholders loans.

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

On March 30, 2010, we and Everest modified the payment terms of their licensing agreement, because we could not meet the cash payment obligation under the original agreement, as amended. Under the amended payment terms, we agreed to pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus an annual 5% royalty payment with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. We are currently $19,000 in arrears on our licensing fee/payments and are in default on this agreement.

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

We have been making significant improvements in the production of our Watercycle AWG, with regard to both efficiency in making the unit and the quality of the units being produced. Production quality has improved with the development of a new PC board and the outsourcing of the units casing to local metal fabricators. The outsourcing of the units frame and the new PC board has also allowed us to use a wire harness for installation of the components electronics and has cut production to less than one hour; with our ultimate goal to be able to produce a unit in twenty minutes.

We have received feedback from our distributors concerning the operating noise level of the AWG. This has lead to modifications within the unit. We have redesigned the condenser fan shroud and introduced new ducting and added a second extractor fan. Recent testing has shown that we have reduced the operating noise level by almost half, from 74 decibels to between 38 and 42 decibels.

We have noticed from field tests that as the ambient temperature drops, the water production from the units had dropped significantly. The problem has since been addressed by the installation of a TXV (thermal expansion valve) in the system which monitors and better controls the refrigerant flow in varying temperatures. Recent lab tests showed the unit performing at almost full capacity in ambient temperatures as low as 50 degrees Fahrenheit. While production still falls off in lower temperatures, the unit is still capable of producing water and since it is designed and recommended for indoor use it is not expected to be operating in temperatures much below the 50 degree threshold.

We have been engaged in the development of a AWG “the WatercycleTM”, in connection with the patent license from Everest. This new device utilizes ozone to eliminate microorganisms, increases water producing ability, has a more attractive appearance and uses fewer parts than the machines we are currently marketing. In the future, we intend to include an optional feature that will permit the user to add flavors and natural herbal additives, such as green tea.  We are also planning to add a CO2 cartridge to make carbonated water or drinks.

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

We are in the final stages of completing our new Magnum AWG. The Magnum is a high output unit capable of producing up to 20 gallons of water per day. This unit is designed to be stored outside the home.

As a result of manufacturing our own AWG’s there was an increase in revenue to approximately $107,000 for the six months ended December 31, 2010 as compared to approximately $24,000 for the six months ended December 31, 2009, when sales consisted of reselling a machine manufactured elsewhere.

In an effort to further increase sales and sales revenue we have hired Lee M. Stein as our senior vice president of sales and marketing. Mr. Stein will be responsible for defining and implementing the Company's sales, marketing, and cutting-edge green initiative strategies worldwide. Mr. Stein, a recipient of many awards and honors in a variety of industries, joins WaterPure with more than 25 years' experience in successful new-product launches. His experience covers direct sales, growth and business strategy, organization development, alliance partnerships, consumer satisfaction, online and social media marketing.

We have selected Acqua Pura, LLC to facilitate the acquisition of domestic and international distributors. Acqua Pura will work with Mr. Stein in securing the best distributors to handle our products.

Results of Operations

For the Period from July 22, 2005 (Inception) through December 31, 2010

Revenue and Net Loss

Since we were formed on July 22, 2005, we have earned approximately $345,000 in revenue and have incurred a cumulative net loss since our inception of approximately $6,633,000 through December 31, 2010. Operations from inception through December 31, 2010 were devoted primarily to strategic planning, raising capital, manufacturing and developing revenue-generating opportunities. Revenue for the six months ended December 31, 2010 was $106,690, an increase of $82,991, or 450% higher than the $23,699 for the comparable period in 2009. We incurred a net loss of approximately $820,000 for the six months ended December 31, 2010, an increase of $234,000 as compared to a net loss of approximately $586,000 for the six months ended December 31, 2009.  The increase in revenue is directly related to manufacturing our own AWG’s. The increase in loss is directly attributable to an increase in selling, general and administrative expenses as described below.

Cost of Goods Sold

Cost of goods sold consists of direct costs on contracts, materials, direct labor, third party subcontractor services, and other overhead costs. Our cost of goods sold was approximately $107,000, or 100% of revenues, for the six months ended December 31, 2010, compared to approximately $17,000, or 71.3% of revenue, for the comparable prior period in 2009.  The higher cost of goods sold as a percentage of sales is due to us fulfilling our obligations on orders that are currently priced below cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2010 were approximately $574,000, an increase of $87,000 compared to approximately $487,000 for the comparable period in 2009.  The overall increase resulted from increases of $32,000 in professional fees due to higher legal and accounting cost ($90,000 for the six months ended December 31, 2010 as compared to $58,000 for the six months ended December 31, 2009), $11,000 in consulting fees as consultants were hired to facilitate our production of AWG’s ($110,000 for the six months ended December 31, 2010 as compared to $99,000 for the six months ended December 31 2009), $32,500 in payroll expense as we hired workers to build AWG’s ($124,500 for the six months ended December 31 2010 as compared to $92,000 for the six months ended December 31 2009), $19,500 in marketing and advertising expenses as we prepared for the launch of our manufactured AWG’s ($21,000 for the six months ended December 31 2010 as compared to $1,500 for the six months ended December 31 2009) and other selling, general and administrative expenses decreased $8,000 ($228,500 for the six months ended December 31 2010 as compared to $236,500 for the six months ended December 31 2009).

              Accretion of accrued royalties and licensing fees

There was $69,228 in accretion expense for the six months ended December 31 2010 compared to $61,068 for the six months ended December 31 2009. The increase is due to the change in net present value of these obligations.

Amortization Expense

There was $136,939 in amortization expense for the six months ended December 31 2010, compared to $38,347 for the six months ended December 31 2009. The increase is due to discounts, options and stock awards we issued to convertible debt and note payable holders.

Interest Expense

There was $38,869 in interest expense for the six months ended December 31 2010 compared to $6,663 for the six months ended December 31 2009. The increase is due to the increase of $276,500 in interest bearing debt.

Liquidity and Capital Resources

To date, we have generated approximately $345,000 in revenues and have incurred operating losses in every quarter. We are still a development stage company as we have not generated significant revenues on a consistent basis from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As of December 31 2010, we had a working capital deficiency of $1,580,327. For the six months ended December 31, 2010, we had net cash outflow from operating activities of $361,345. Cash provided by financing activities totaled $315,605 for the six months ended December 31 2010.

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

By adjusting our operations to the level of capitalization and through short term loans from officers and others, we believe we will have sufficient capital resources to meet current projected cash flow deficits in the near term. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We have financed our losses through the sale of our common stock, issuance of notes payable and convertible notes payable, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the six months ended December 31, 2010, we received the following capital infusions: $8,800 from the sale of 1,626,667 shares of our common stock, $5,500 from the sale of 1,300,000 shares  of our common stock to-be-issued, $124,000 from issuance of notes payable, $189,000 from the issuance of convertible notes payable, and loans from officers and shareholders totaling $24,805. In addition, during the six months ended December 31, 2010, in lieu of cash payments, we issued 18,579,473 shares of common stock valued at $155,120 for services rendered. We do not intend to pay interest on the advances borrowed from officers and stockholders as the advances are intended to be short-term.

            Our independent registered public accounting firm has included an emphasis of a matter paragraph regarding the substantial doubt about our ability to continue as a going concern in their Report of Independent Registered Public Accounting Firm (dated October 15, 2010) on our financial statements for the fiscal year ended June 30, 2010. The conditions that led to the doubt continue to exist as of December 31, 2010. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements”   (SAB 104). We sell atmospheric water generators. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  Generally the earnings process is complete and the risks and rewards of ownership have transferred to the customer,  when the goods are shipped and all our significant obligations have been satisfied.

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of December 31, 2010, we had an allowance for bad debts of $0. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Inventory Valuation

We make judgments about the ultimate realizability of our inventory in order to record our inventory at the lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Long-lived Assets and Other Intangible Assets

We account for our long-lived assets by requiring that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the fair value of the assets.

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

c)
We did not document or test our key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002. As a result, we cannot provide proper recording of the framework for our internal controls nor the results of testing of such controls. There is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis without the ability to determine if our controls are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2010, we sold 1,526,667 shares of our common stock to accredited investors for aggregate proceeds of $8,300.

During the three months ended December 31, 2010, in lieu of cash payments, we issued 10,379,473 shares of common stock valued at approximately $73,120 for services rendered.

We entered into a Securities Purchase Agreement with accredited investors on October 8, 2010 for the issuance of an aggregate of $31,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We entered into a Securities Purchase Agreement with accredited investors on November 1, 2010 for the issuance of an aggregate of $20,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of $0.01 per share.

We entered into a Securities Purchase Agreement with accredited investors on November 8, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due nine months from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of fifty percent multiple by the market price of the lowest three average trading days during the ten day period ending on the last complete trading day prior to the conversion date.

Item 3. Defaults Upon Senior Securities

We are currently in default on a $25,000 note, which was due May 15, 2008.

We are currently in default on a $50,000 note, as amended, which was due July 30, 2009.

We are currently in default on a $10,000 note, which was due November 22, 2010.

We are currently $19,000 in arrears on our licensing fee/payments and are in default on this agreement.

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

WATERPURE INTERNATIONAL, INC.

Date: February 22, 2011	By:	/s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: February 22, 2011	By:	/s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)