Form 10-Q
period 2011-03-31
WaterPure International
filed 2011-05-20
CIK 1363488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 19, 2011, there were 246,699,744 shares of the registrant’s common stock outstanding.

WATERPURE INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of March 31, 2011 (unaudited) and June 30, 2010	3

		Statements of operations for the three and nine months ended March 31, 2011 and 2010, and for the period from July 22, 2005 (inception) through March 31, 2011 (unaudited)	4

		Statement of changes in stockholders’ equity (deficiency) for the period from July 22, 2005 (inception) through March 31, 2011 (unaudited)	5-10

		Statements of cash flows for the nine months ended March 31, 2011 and 2010, and cumulative from July 22, 2005 (inception) through March 31, 2011 (unaudited)	11

		Notes to financial statements (unaudited)	12-23

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-28

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	ITEM 4.	Controls and Procedures	29-30

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	31
	ITEM 1A.	Risk Factors	31
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	ITEM 3.	Defaults Upon Senior Securities	31
	ITEM 4.	(Removed and Reserved)	31
	ITEM 5.	Other Information	31
	ITEM 6.	Exhibits	32

	SIGNATURES		33

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2011	June 30,
	(unaudited)	2010
ASSETS

Cash	$20,303	$45,740
Accounts receivable - net	3,450	1,000
Inventories	72,377	78,723

Total current assets	96,130	125,463

Trademark	325	325
Security deposit	6,000	6,000
Intangible asset - license, net of accumulated amortization	876,835	926,286

Total assets	$979,290	$1,058,074

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$290,592	$127,460
Accrued expenses	304,254	291,908
Deposits	6,750	-
Deferred revenue	14,400	-
Accrued royalties payable - current	615,965	30,000
Licensing fees - current	344,145	57,500
Notes payable and advances	155,000	40,000
Convertible notes payable	416,620	214,429
Derivative liability	50,000	-
Due to officers	106,080	88,508
Due to stockholders	29,500	104,796

Total current liabilities	2,333,306	954,601

Accrued royalties payable - net of current portion	-	520,154
Licensing fees - net of current portion	-	259,774
Deferred revenue -net of current portion	168,700	186,100

Total liabilities	2,502,006	1,920,629

STOCKHOLDERS' EQUITY DEFICIENCY
Common stock, par value $.0001 per share; 500,000,000 and 250,000,000 shares authorized at March 31, 2011 and June 30, 2010, respectively	22,361	14,903
Common stock to-be-issued	11,586	10,500
Additional paid-in-capital	5,414,671	4,925,190
Preferred Series A stock, par value $.001 per share; 1,000,000 shares authorized	-	-
Deficit accumulated during the development stage	(6,971,334)	(5,813,148)

Total stockholders' deficiency	(1,522,716)	(862,555)

Total liabilities and stockholders' equity deficiency	$979,290	$1,058,074

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
 (unaudited)

					July 22, 2005
	Three months	Three months	Nine months	Nine months	(inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

REVENUES	$30,088	$23,500	$136,778	$47,199	$374,604

COST OF GOODS SOLD	27,052	18,220	133,965	35,128	327,564

Gross profit	3,036	5,280	2,813	12,071	47,040

EXPENSES

Selling, general and administrative expenses	227,098	236,050	801,450	723,109	6,488,445

Loss from operations	(224,062)	(230,770)	(798,637)	(711,038)	(6,441,405)

Gain on restructuring of troubled debt	-	(339,137)	-	(339,137)	(339,137)
Interest expense	23,527	6,776	62,396	13,439	132,853
Accretion of accrued royalties and licensing fees	25,953	26,509	95,181	87,577	323,382
Amortization expense	65,033	18,461	201,972	56,808	412,831

Income (loss) before provision for income taxes	(338,575)	56,621	(1,158,186)	(529,725)	(6,971,334)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(338,575)	$56,621	$(1,158,186)	$(529,725)	$(6,971,334)

Net income (loss) per share basic and diluted	$ nil	$ nil	$ nil	$ nil	$(0.11)

Basic weighted average common shares	196,563,601	119,750,375	172,839,103	108,736,851	63,325,369

Diluted weighted average common shares	196,563,601	144,288,615	172,839,103	108,736,851	63,325,369

The accompanying notes are an integral part of these financial statements.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

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
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

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
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

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
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

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
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

	Common stock to-be-issued		Common stock issued and outstanding		Preferred series A stock issued and outstanding		Additional paid-in-capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of shares (unaudited)	(2,066,667)	$(10,500)	10,993,334	$1,099	-	$-	$43,701	$-	$34,300

Beneficial conversion of loan discount (unaudited)	-	-	-	-	-	-	29,125	-	29,125

Common stock issued for consulting services (unaudited)	-	-	24,924,473	2,493	-	-	211,537	-	214,030

Shares issued in connection with settlement of accounts payable (unaudited)	-	-	1,049,868	105	-	-	11,267	-	11,372

Shares issued in connection with conversion of convertible notes payable plus accrued interest (unaudited)	-	-	12,612,964	1,261	-	-	86,056	-	87,317

Shares issued in connection as repayment of loans from stockholders plus accrued interest (unaudited)	-	-	15,399,285	1,540	-	-	102,206	-	103,746

Shares issued in connection with conversion of preferred series A stock (unaudited)	-	-	9,000,000	900	(36)	-	(900)	-	-

Shares issued in addition to issuance of notes payable (unaudited)	-	-	450,000	45	-	-	4,455	-	4,500

Shares issued in addition to issuance of convertible notes payable (unaudited)	-	-	150,000	15	-	-	1,485	-	1,500

Issuance of options in connection with issuance of convertible notes payable (unaudited)	-	-	-	-	-	-	549	-	549

Common stock to-be-issued (unaudited)	2,000,000	11,586	-	-	-	-	-	-	11,586

Net loss (unaudited)	-	-	-	-	-	-	-	(1,158,186)	(1,158,186)

Balance March 31, 2011	2,000,000	$11,586	223,612,244	$22,361	86	$-	$5,414,671	$(6,971,334)	$(1,522,716)

The accompanying notes are an integral part of these financial statements.

            WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2009, AND FOR THE PERIODS FROM JULY 22, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(unaudited)

			July 22, 2005
	Nine months	Nine months	(inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,158,186)	$(529,725)	$(6,971,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of accrued royalties and licensing fees	95,181	87,577	323,382
Gaim on restructuring of troubled debt	-	(339,137)	(339,137)
Amortization of intangible asset - license	49,451	49,451	218,029
Common stock issued for consulting services	214,030	268,726	2,816,891
Issuance of stock options - employee	-	1,441	817,529
Amortization of beneficial conversion discount	152,521	7,357	213,552
Changes in operating assets and liabilities
(Increase)/Decrease in:
Accounts receivable	(2,450)	(7,725)	(3,450)
Other current asstets		-
Inventories	6,346	(4,174)	(72,377)
Security deposit	-	(6,000)	(6,000)
Increase/(Decrease) in:
Accounts payable and accrued expenses	197,462	(84,304)	620,279
Deposits for orders	6,750	135,700	6,750
Accrued royalties and licensing fee payable	(2,500)	(22,500)	(119,000)
Deferred revenue	(3,000)	65,400	183,100

Net cash used in operating activities	(444,395)	(377,913)	(2,311,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	-	-	(325)

Net cash used in investing activities	-	-	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	-	-	126,445
Proceeds from sale of founders shares	-	-	10,000
Net proceeds from sale of stock and exercise of stock options	34,300	332,500	1,058,313
Proceeds from stock to-be-issued	11,586	-	11,586
Proceeds from issuance of notes payable	149,000	55,000	319,000
Repayment of notes payable	(34,000)	-	(59,000)
Advances/(repayments) from officers	17,572	(14,265)	156,080
Advances from stockholders	26,500	17,672	242,990
Proceeds from issuance of convertible notes payable	214,000	-	479,000
Repayment of convertible notes payable	-	(12,000)	(12,000)

Net cash provided by financing activities	418,958	378,907	2,332,414

NET INCREASE/(DECREASE) IN CASH	(25,437)	994	20,303
CASH, beginning of period	45,740	-	-

CASH, end of period	$20,303	$994	$20,303

Supplemental disclosures of cash flow information for the nine months ended March 31, 2011:
1)The Company issued 1,049,868 shares of common stock valued at $11,372 as payment of accounts payable.
2)The Company issued 12,612,964 shares of common stock in connection with conversion of $80,000 of convertible notes payable plus $7,317 of accrued interest.
3)The Company recorded debt discounts of $29,125 representing the intrinsic value of the beneficial conversion features of various convertible notes payable issued during the nine months ended March 31, 2011.
4)The Company recorded  debt discounts of $6,000 for the 600,000 shares of common stock issued as part of notes and convertible notes payable issued during the nine months ended March 31, 2011.
5)The Company recorded  debt discounts of $549 for the 100,000 options issued as part of notes and convertible notes payable issued during the nine months ended March 31, 2011.
6)The Company recorded  debt discounts and derivative liability of $50,000 representing the fair value of the beneficial conversion feature  of  the convertible notes payable issued during the nine months ended March 31, 2011.
7)The Company issued 15,399,285 shares of common stock in connection with conversion of $101,796 of loans to shareholders plus $1,950 of accrued interest.
8)The Company issued 9,000,000 shares of common stock in connection with conversion of 36 shares of preferred series A stock.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position as of March 31, 2011 and operating results for the three and nine month interim periods ended March 31, 2011 and 2010 and the cumulative period from July 22, 2005(inception) to March 31, 2011.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended June 30, 2010.

NOTE 2 - GOING CONCERN/MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss since its inception totaling $6,971,334, has earned minimal revenues and has a working capital deficiency of $2,237,176 as of March 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered a development stage company as it has limited principal operations and minimal revenue. Operations from the Company’s inception through March 31, 2011 were devoted primarily to strategic planning, raising capital, manufacturing and developing revenue-generating opportunities.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2011 or June 30, 2010.

Accounts Receivable

The Company makes judgments about the collectibility of accounts receivable to be able to present them at their net realizable value on the balance sheet.  Such judgments require careful analysis of the aging of customer accounts, consideration of why accounts have not been paid, and review of historical bad debt issues.  From this analysis, the Company determines an estimated allowance for receivables that will ultimately become uncollectible.  As of March 31, 2011 and June 30, 2010, the Company had an allowance for doubtful accounts of $6,499 and $0 respectively.

Inventories

The Company states inventories at the lower of cost or market.  As of March 31, 2011 and June 30, 2010, inventories consisted of purchased finished goods, raw materials and work in process. Cost of inventory is determined using the weighted-average cost method.  The Company assesses the need to establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors. As of March 31, 2011 and June 30, 2010 the Company had an inventory reserve of $0.

Long-Lived Assets and Other Intangible Assets

The Company amortizes its intangible assets with finite lives over their respective estimated lives and reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the fair value of the assets. There were no such impairment losses in the three or nine months ended March 31, 2011 and 2010.

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

Deferred Revenue

The Company has entered into eight separate Master Distributorship Agreements with third-parties whereby the third-parties will market and sell WaterPure branded machines to customers and resellers. These third-parties have entered into purchase commitments for 4,650 units and have remitted deposits totaling $183,100, as of March 31, 2011 which the Company has recorded as deferred revenue. The Company will record the deposits as revenue in $50 increments for each WaterPure atmospheric water machine sold and delivered within twenty-four months of the execution of the agreement. The Company sold 80 of these machines and recognized $4,000 in revenue for the nine months ended March 31, 2011 and sold 14 units and recognized $700 in revenue related to these agreements for the nine months ended March 31, 2010.

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

Derivative Instruments

The Company accounts for its derivative instruments in accordance with Accounting Standards Codification “ASC” 815, Derivatives and Hedging and carries such instruments at fair value. The changes in fair value are recorded in the statements of operations.

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

Shipping & Handling Costs

Outbound shipping and handling costs are included in cost of goods sold in the accompanying statements of operations. These costs were $3,000 and $295 for the nine months ended March 31, 2011 and 2010, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the period from July 22, 2005 (inception) through March 31, 2011.

The Company has a valuation allowance against the full amount of its net deferred tax assets at March 31, 2011 and June 30, 2010. The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

Concentrations of Credit Risk

Cash - The Company places its cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Effective December 31, 2010, extending through December 31, 2012, all “noninterest-bearing transaction accounts” are fully insured, regardless of the balance of the account.  The Company has not experienced any losses in such accounts and believes that its cash is not exposed to significant credit risk.
The Company routinely assesses the financial strengths of its customers and, as a result, believes that their accounts receivable, credit risk exposure is limited.

During the nine months ended March 31, 2011, the Company’s largest single customer represented 34% of the Company’s sales. If that customer fails to continue to buy product and fulfill its obligation of payment this could potentially have an adverse effect on the Company.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

ASC 820, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Net Income (Loss) per Common Share

The Company presents basic income (loss) per share and, when applicable, diluted income (loss) per share. Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing diluted income (loss) per share is antidilutive and as such, basic and diluted (loss) per share are the same for the three and nine months ended March 31, 2011. The effect of computing the diluted income (loss) per share was dilutive for the three and antidilutive for the nine months ended March 31, 2010. The effect of computing diluted income (loss) per share is antidilutive for the period from July 22, 2005 (inception) through March 31, 2011.

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

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - INVENTORIES

Inventories consist of the following and are valued at the lower of cost or market using the weighted average method.

	March 31, 2011	June 30, 2010
Raw materials	$37,670	$5,784
Work-in-progress	25,597	72,939
Finished goods	9,110	-0-
Total inventories	$72,377	$78,723

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

On March 30, 2010, the Company and Everest modified the payment terms of their licensing agreement, because the cash payment obligation under the original agreement, as amended, could not be met by the Company. Under the amended payment terms, the Company agreed to pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus an annual 5% royalty payment with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. The Company accounted for this modification as a troubled debt restructuring and recognized a gain for the excess of the net carrying amount of the trouble debt over the modified debt. The gain had an impact on earnings per share of $.003. The Company is currently $25,000 in arrears on its licensing fees/payments and is in default on this agreement.  As such, this liability of $344,145 has been classified as current at March 31, 2011.

The following table summarizes the various components of the Everest license as of March 31, 2011 and June 30, 2010:

	March 31,	June 30,
	2011	2010
Cost of license described above	$1,094,864	$1,094,864
Less: accumulated amortization	218,029	168,578
License, net	$876,835	$926,286

Total license amortization was $49,451 for each of the nine months ended March 31, 2011 and 2010, respectively.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INTANGIBLE ASSETS – LICENSE (continued)

Contingencies - Royalties

Pursuant to the licensing agreement described above, the Company will pay Everest a 5% royalty payment on the sale of each AWG with a guaranteed minimum payment. The Company has recognized a liability of $615,965, as of March 31, 2011, which represents the present value of the minimum royalty payments using an effective discount rate of 12%. The Company has not paid the minimum royalty payment of $30,000 that was due March 31, 2011. As such, this liability of $615,965 has been classified as current at March 31, 2011.

NOTE 6 – NOTES PAYABLE AND ADVANCES

On July 22, 2010, the Company issued a $15,000 demand note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand.

On August 20, 2010, the Company issued 300,000 shares of common stock and a $20,000 note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand. The Company recorded a debt discount of $3,000 related to the fair value of the 300,000 shares of Common Stock in accordance with ASC 470-20 Debt with Conversion Options -Recognition. The Company determined the commitment date of the loan to be the date of the agreement.

On September 10, 2010, the Company issued 150,000 shares of common stock and a $22,500 note to an accredited investor which accrues interest at 18% per annum and is immediately payable upon demand. The Company recorded a debt discount of $1,500 related to the fair value of the 150,000 shares of Common Stock in accordance with ASC 470-20 Debt with Conversion Options -Recognition. The Company determined the commitment date of the loan to be the date of the agreement.

On November 5, 2010, the Company received a $17,500 advance from an accredited investor which accrues interest at 18% per annum and is immediately payable.

On November 16, 2010, the Company issued a $22,500 note to an accredited investor which is due on November 22, 2010. The Company has repaid $15,000 of this note as of March 31, 2011. The note is currently in default.

On December 2, 2010, the Company received a $5,000 advance from an accredited investor which is immediately payable.

On March 31, 2011, the Company issued a $25,000 note to an accredited investor which accrues interest at 10% per annum which was due on April 9, 2011. The note currently is in default.

During the three months ended March 31, 2011, the Company received $21,500 in short term debt and these monies were repaid during the quarter.

NOTE 7 – ADVANCES FROM OFFICERS AND STOCKHOLDERS

On May 15, 2009, the Company issued a $15,000 note payable to a stockholder which accrued interest at 8% per annum and was originally due August 15, 2009. The note plus accrued interest of $1,950 was satisfied through the issuance of 3,000,000 shares of the Company’s common stock on January 14, 2011.

On January 24, 2011 the Company issued 12,399,285 shares of its common stock as repayment of $86,796 of advances from stockholders

Officers and stockholders of the Company have provided various short-term working capital advances. During the nine months ended March 31, 2011, advances from officers and stockholders totaled $17,572 and $26,500, respectively. During the nine months ended March 31, 2010, short-term working capital repayments to officers and advances from stockholders totaled $14,265 and $17,672, respectively. The Company does not intend to pay interest on the amounts borrowed from officers and stockholders and the advances are intended to be short-term.

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

The Company entered into a Securities Purchase Agreement with accredited investors on November 18, 2008 for the issuance of an aggregate of $10,000 of convertible notes. The convertible notes accrue interest at 12% per annum and were due one year from the date of the note.  The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2009, the Company recorded a debt discount of $7,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced its November 18, 2008 convertible debt and accrued interest ($1,200) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 4, 2009 for the issuance of an aggregate of $11,200 of convertible notes together with 100,000 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the year ended June 30, 2010, the Company recorded a debt discount of $7,906 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $1,261 related to the relative fair value of the 100,000 options in accordance with ASC 470-20 Debt with Conversion Options -Recognition.  The Company determined the commitment date of the loans to be the date of the agreement. The Company refinanced this convertible debt and accrued interest ($1,344) thereon by entering into a new Securities Purchase Agreement with an accredited investor on November 8, 2010 for the issuance of an aggregate of $12,544 of convertible notes together with 100,000 options to purchase common stock. The convertible notes accrue interest at 12% per annum and are due one year from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.005 per share. During the nine months ended March 31, 2011, the Company recorded a debt discount of $4,704 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company also recorded a debt discount of $549 related to the relative fair value of the 100,000 options in accordance with ASC 470-20 Debt with Conversion Options -Recognition.  The Company determined the commitment date of the loans to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – CONVERTIBLE DEBT (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on July 15, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the nine months ended March 31, 2011, the Company recorded a debt discount of $5,769 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on July 29, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the nine months ended March 31, 2011, the Company recorded a debt discount of $6,667 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on August 5, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the nine months ended March 31, 2011, the Company recorded a debt discount of $6,667 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on August 26, 2010 for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the nine months ended March 31, 2011, the Company recorded a debt discount of $2,500 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

The Company issued 150,000 shares of common stock and entered into a Securities Purchase Agreement with accredited investors on September 2, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due one year from the date of the note.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the nine months ended March 31, 2011, the Company recorded a debt discount of $1,500 related to the fair value of the 150,000 shares of Common Stock in accordance with ASC 470-20 Debt with Conversion Options -Recognition. The Company determined the commitment date of the loan to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on September 24, 2010 for the issuance of an aggregate of $18,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. The Company determined the commitment date of the loan to be the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – CONVERTIBLE DEBT (continued)

The Company entered into a Securities Purchase Agreement with accredited investors on October 8, 2010 for the issuance of an aggregate of $31,000 of convertible notes. The convertible notes accrue interest at 18% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. During the nine months ended March 31, 2011, the Company recorded a debt discount of $2,818 on the debt, representing the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. The Company determined the commitment date of the loan to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on November 1, 2010 for the issuance of an aggregate of $20,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due upon demand.  The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $0.01 per share. The Company determined the commitment date of the loan to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on November 8, 2010 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due August 10, 2011.  The note holder has the option to convert any unpaid note principal after 180 days to the Company’s common stock at a rate of fifty percent of the market price of the lowest three average trading days during the ten day period ending on the last complete trading day prior to the conversion date. During the nine months ended March 31, 2011, the Company recorded a debt discount of $25,000 related to the fair value of the embedded derivative. The Company accounted for its derivative instrument in accordance with ASC 815 Derivatives and Hedging, and recorded at fair value in accordance with ASC 820 Fair Value Measurement. The Company determined the commitment date of the loans to be the date of the agreement.

The Company entered into a Securities Purchase Agreement with accredited investors on March 3, 2011 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due December 3, 2011.  The note holder has the option to convert any unpaid note principal after 180 days to the Company’s common stock at a rate of fifty percent of the market price of the lowest three average trading days during the ten day period ending on the last complete trading day prior to the conversion date. During the nine months ended March 31, 2011, the Company recorded a debt discount of $25,000 related to the fair value of the embedded derivative. The Company accounted for its derivative instrument in accordance with ASC 815 Derivatives and Hedging, and recorded at fair value in accordance with ASC 820 Fair Value Measurement. The Company determined the commitment date of the loans to be the date of the agreement.

On March 29, 2011, the Company issued 7,000,000 shares of its common stock to convert the balance of the Securities Purchase Agreement with accredited investors dated June 17, 2010 in the amount of $35,000.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

On August 16, 2010 the holders of a majority of shares of common stock approved an amendment to the Articles of Incorporation to increase the number of authorized shares of our common stock par value $.0001 per share to 500,000,000 shares.

During the nine months ended March 31, 2011, the Company issued 2,066,667 shares of its common stock previously classified as to-be-issued.

During the nine months ended March 31, 2011, the Company issued, in a private placement, 8,926,667 shares of its common stock, for a total of $34,300. The fair value of the shares was determined based on the closing market price of the shares at the date of the agreement.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

During the nine months ended March 31, 2011, the Company issued 24,924,473 shares of its common stock for consulting services totaling $214,030.

During the nine months ended March 31, 2011, the Company issued 1,049,868 shares of its common stock as repayment of accounts payable of $11,372.

During the nine months ended March 31, 2011, the Company issued 12,612,964 shares of its common stock to convert the balance of a convertible note payable of $80,000 plus accrued interest of $7,317.

During the nine months ended March 31, 2011 the Company issued 15,399,285 shares of its common stock to convert loans to stockholders in the amount of $101,796 plus accrued interest of $1,950.

During the nine months ended March 31, 2011 the Company issued 9,000,000 shares of its common stock as part of a conversion of 36 shares of its Series A Preferred Stock.

During the nine months ended March 31, 2011 the Company issued 450,000 shares of its common stock as part of its issuance of $42,500 of notes payable. The Company recorded a debt discount of $4,500 in accordance with ASC 820 Fair Value Measurement. The Company determined the commitment date of the loans to be the date of the agreement.

During the nine months ended March 31, 2011 the Company issued 150,000 shares of its common stock as part of its issuance of a $25,000 convertible note payable. The Company recorded a debt discount of $1,500 in accordance with ASC 820 Fair Value Measurement. The Company determined the commitment date of the loans to be the date of the agreement.

During the nine months ended March 31, 2011 the Company, in private placements sold, 2,000,000 of its common stock (recorded as stock to-be-issued), for a total of $11,586. The fair value of the shares was determined based upon the closing market price of the shares at the date of each respective agreement.

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

Each share of Series A Preferred Stock has a stated value of $2,500 (the “Stated Value”) and, is entitled to a cumulative dividend of six percent (6%) of the Stated Value per annum, payable semi-annually. The Company has dividends in the arrears of $17,619. In addition, each share of Series A Preferred Stock is entitled to receive a royalty payment of $0.16 for each atmospheric water generator sold by the Company. The Company owes $2,792 in royalties pursuant to this agreement as of March 31, 2011.

Mayim may convert, at any time, the shares of Series A Preferred Stock into the number of shares of common stock of the Company obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price at March 31, 2011, is $0.01, as defined in the Purchase Agreement.

On March 28, 2011, the Company issued 9,000,000 shares of its common stock as part of Mayim’s conversion of 36 shares of Series A Preferred Stock.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – STOCK OPTIONS

The following is a summary of the status of stock option activity for the period from inception (July 22, 2005) through March 31, 2011:
	Options	Weighted Average Exercise Price
Outstanding as of July 22, 2005 (inception)	-	$-
Granted	125,000	0.0025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2006	125,000	$0.0025
Granted	500,000	0.5500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2007	625,000	$0.4400
Granted	3,100,000	0.0990
Exercised	125,000	0.0025
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2008	3,600,000	$0.1610
Granted	100,000	.0150
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2009	3,700,000	$0.1577
Granted	10,249,997	.0021
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2010	13,949,997	$.0434
Granted	100,000	.005
Exercised	-	-
Forfeited	-	-
Expired	100,000	.005
Outstanding as of March 31, 2011	13,949,997	$.0434

The Company has 13,949,997 options exercisable as of March 31, 2011, with an intrinsic value of $0.

NOTE 11 - RELATED PARTY TRANSACTIONS

LEASE

The Company subleases its office space for $500 per month on a month-to-month basis from Stein, Feldman and Sampson, LLC, of which, Mr. Orr, the Company’s Chief Financial Officer, is affiliated.

DUE TO OFFICERS AND STOCKHOLDERS

During the nine-months ended March 31, 2011 and 2010, the Company received advances, made repayments, and had amounts due to officers and stockholders as disclosed in Note 7.

WATERPURE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - INCOME TAXES

The Company recognizes the impact of tax positions in the financial statements if they are more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the period from July 22, 2005 (inception) through March 31, 2011.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from June 30, 2008 thru June 30, 2010 remain open to examination by the I.R.S. and state authorities.

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

Year ending June 30, 2011	$8,801
2012	$36,230
2013	$38,689
2014	$41,147
2015	$24,839
Total Lease Commitment	$149,706

NOTE 14 – SUBSEQUENT EVENTS

On April 19, 2011, the Company issued 997,500 shares of its common stock as payment of accrued interest of $4,987.

On April 19, 2011, the Company issued 22,090,000 shares of its common stock as payment of consulting services valued at $66,270.

On May 18, 2011, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,500 of convertible notes. The convertible notes accrue interest at 8% per annum and are due December 3, 2011.  The note holder has the option to convert any unpaid note principal after 180 days to the Company’s common stock at a rate of forty percent of the market price of the lowest three average trading days during the ten day period ending on the last complete trading day prior to the conversion date.

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

On March 30, 2010, we and Everest modified the payment terms of their licensing agreement, because we could not meet the cash payment obligation under the original agreement, as amended. Under the amended payment terms, we agreed to pay Everest the balance owed Everest of $392,000 over 33 months starting April 1, 2010, plus an annual 5% royalty payment with guaranteed minimum payments as follows: $30,000 in year one, $40,000 in year two, $50,000 in year three, $75,000 in year four and $100,000 each year after until the termination of the licensing agreement, which coincides with the expiration of the last patent in August 2027. We are currently $25,000 in arrears on our licensing fee/payments and are in default on this agreement.

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

We have been engaged in the development of a new AWG, “the WatercycleTM”, in connection with the patent license from Everest. This new device utilizes ozone to eliminate microorganisms, increases water producing ability, has a more attractive appearance and uses fewer parts than the machines we are currently marketing. In the future, we intend to include an optional feature that will permit the user to add flavors and natural herbal additives, such as green tea.  We are also planning to add a CO2 cartridge to make carbonated water or drinks.

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

We are in the final stages of completing our new Magnum AWG. The Magnum AWG is a high output unit capable of producing up to 20 gallons of water per day. This unit is designed to be stored either in subbasement storage or outside the home.

In an effort to further increase sales and sales revenue, we hired Lee M. Stein as our senior vice president of sales and marketing. Mr. Stein will be responsible for defining and implementing our sales, marketing, and cutting-edge green initiative strategies worldwide. Mr. Stein, a recipient of many awards and honors in a variety of industries, joins WaterPure with more than 25 years' experience in successful new-product launches. His experience covers direct sales, growth and business strategy, organization development, alliance partnerships, consumer satisfaction, online and social media marketing.

The Company has selected Acqua Pura, LLC to facilitate the acquisition of domestic and international distributors. Acqua Pura will work with Mr. Stein in securing the best distributors to handle our products.

Results of Operations

For the Period from July 22, 2005 (Inception) through March 31, 2011

Revenue and Net Loss

Since we were formed on July 22, 2005, we have earned approximately $375,000 in revenue and have incurred a cumulative net loss since our inception of approximately $6,971,000 through March 31, 2011. Operations from inception through March 31, 2011 were devoted primarily to strategic planning, raising capital, manufacturing and developing revenue-generating opportunities. Revenue for the nine months ended March 31, 2011 was $136,778, an increase of $89,579, or 290% higher than the $47,199 for the comparable period in 2010. We incurred a net loss of approximately $1,158,000 for the nine months ended March 31, 2011, an increase of $628,000 as compared to a net loss of approximately $530,000 for the nine months ended March 31, 2010.  The increase in revenue is related to the Company’s efforts to increase awareness of our AWG’s and its benefits. The increase in loss is attributable to an increase in selling, general and administrative expenses as described below and from a onetime gain on restructuring debt of $339,137 which occurred during the nine months ended March 31, 2010.

Cost of Goods Sold

Cost of goods sold consists of direct costs on contracts, materials, direct labor, third party subcontractor services, and other overhead costs. Our cost of goods sold was approximately $134,000, or 98% of revenues, for the nine months ended March 31, 2011, compared to approximately $35,000, or 74% of revenue, for the comparable prior period in 2010.  The higher cost of goods sold as a percentage of sales is due to a combination of distributor agreements that had price guarantees, which could only be changed with a 90 day notice and higher cost of parts due to our lack of ability to buy in quantity, as a results those orders were priced at or below cost. All distributors have been notified of our price changes and we anticipate lower part costs and increased margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2011 were approximately $801,000, an increase of $78,000 compared to approximately $723,000 for the comparable period in 2010.  The overall increase resulted from increases of $27,000 in professional fees due to higher legal and accounting cost ($102,000 for the nine months ended March 31, 2011 as compared to $75,000 for the nine months ended March 31, 2010), $5,000 in consulting fees as consultants were hired to facilitate our production of AWG’s ($274,000 for the nine months ended March 31, 2011 as compared to $269,000 for the nine months ended March 31, 2010), $42,000 in payroll expense as we hired workers to build AWG’s ($180,000 for the nine months ended March 31, 2011 as compared to $138,000 for the nine months ended March 31, 2010), $19,500 in marketing and advertising expenses as we prepared for the launch of our manufactured AWG’s ($21,000 for the nine months ended March 31, 2011 as compared to $1,500 for the nine months ended March 31, 2010) and other selling, general and administrative expenses decreased $15,500 ($224,000 for the nine months ended March 31, 2011 as compared to $239,500 for the nine months ended March 31, 2010).

              Accretion of accrued royalties and licensing fees

There was $95,181 in accretion expense related to the Everest licensing agreement for the nine months ended March 31, 2011, compared to $87,577 for the nine months ended March 31, 2010. The increase is due to the change in net present value of these obligations. For the nine months ended March 31, 2010, we recognized a gain of $339,137 from trouble debt restructuring.

Amortization Expense

There was $201,972 in amortization expense for the nine months ended March 31, 2011, compared to $56,808 for the nine months ended March 31, 2010. The increase is due to discounts, options and stock awards we issued to convertible debt and note payable holders.

Interest Expense

There was $62,396 in interest expense for the nine months ended March 31, 2011, compared to $13,439 for the nine months ended March 31, 2010. The increase is due to us incurring an additional $442,844 in interest bearing debt.

Liquidity and Capital Resources

To date, we have generated approximately $375,000 in revenues and have incurred operating losses in every quarter. We are still a development stage company as we have not generated significant revenues on a consistent basis from operations and have incurred significant losses since inception. These factors among others raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2011, we had a working capital deficiency of $2,237,176. For the nine months ended March 31, 2011, we had net cash outflow from operating activities of $444,395. Cash provided by financing activities totaled $418,958 for the nine months ended March 31, 2011.

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

We have financed our losses through the sale of our common stock, issuance of notes payable and convertible notes payable, issuance of common stock for services in lieu of cash, and loans from officers and stockholders. During the nine months ended March 31, 2011, we received the following capital infusions: $34,300 from the sale of 8,926,667 shares of our common stock, $11,586 from the sale of 2,000,000 shares of our common stock classified as to-be-issued, $149,000 from issuance of notes payable, $214,000 from the issuance of convertible notes payable, and loans from officers and shareholders totaling $44,072. In addition, during the nine months ended March 31, 2011, in lieu of cash payments, we issued 24,924,473 shares of common stock valued at $214,030 for services rendered. We do not intend to pay interest on the advances received from officers and stockholders as the advances are intended to be short-term.

        Our independent registered public accounting firm has included an emphasis of a matter paragraph regarding the substantial doubt about our ability to continue as a going concern in their Report of Independent Registered Public Accounting Firm (dated October 15, 2010) on our financial statements for the fiscal year ended June 30, 2010. The conditions that led to the doubt continue to exist as of March 31, 2011. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

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

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  As of March 31, 2011, we had an allowance for bad debts of $6,499. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

Inventory Valuation

We make judgments about the ultimate realizability of our inventory in order to record our inventory at the lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.

Long-lived Assets and Other Intangible Assets

Long-lived assets and certain intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the fair value of the assets.

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
We did not document or test our key controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002. As a result, we cannot provide proper documentation of the framework for our internal controls nor the results of testing of such controls. There is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis without the ability to determine if our controls are effective.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to appropriately address non-routine or complex accounting matters. In addition, when funds are available to the Company, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company, which management estimates will cost approximately $75,000 per annum. We will engage outside consultants in the future as necessary in order to ensure non-routine or complex accounting matters are appropriately addressed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we sold 7,300,000 shares of our common stock to accredited investors for aggregate proceeds of $28,500.

During the three months ended March 31, 2011, in lieu of cash payments, we issued 6,345,000 shares of common stock valued at approximately $58,910 for services rendered.

During the three months ended March 31, 2011, we issued 15,399,285 shares of our common stock to convert loans to stockholders in the amount of $101,796 plus accrued interest of $1,950.

During the three months ended March 31, 2011, we issued 9,000,000 shares of our common stock as part of a conversion of 36 shares of our Series A Preferred Stock.

During the three months ended March 31, 2011, we issued 7,000,000 shares of our common stock to convert the balance of a convertible note payable of $35,000.

During the three months ended March 31, 2011, we issued 625,000 shares of our common stock as repayment of accounts payable of $5,000.

We entered into a Securities Purchase Agreement with accredited investors on March 3, 2011 for the issuance of an aggregate of $25,000 of convertible notes. The convertible notes accrue interest at 8% per annum and are due nine months from the date of the note.  The note holder has the option to convert any unpaid note principal into our common stock at a rate of fifty percent multiple by the market price of the lowest three average trading days during the ten day period ending on the last complete trading day prior to the conversion date.

Item 3. Defaults Upon Senior Securities

We are currently in default on a $25,000 note, which was due May 15, 2008.

We are currently in default on a $50,000 note, as amended, which was due July 30, 2009.

We are currently in default on a $10,000 note, which was due November 22, 2010.

 We are currently $25,000 in arrears on our licensing fee/payments and are in default on this agreement.

We are currently $30,000 in arrears on our royalty payments to the holders of our Series A Preferred Stock.

Item 4. {Removed and Reserved}

Item 5. Other Information.

None.

Item 6. Exhibits

10.01	Securities Purchase Agreement, dated as of March 3, 2011, by and between WaterPure International, Inc. and Asher Enterprises, Inc.

10.02	Form of Convertible Debenture, issued March 3, 2011

10.03	Securities Purchase Agreement, dated as of May 18, 2011, by and between WaterPure International, Inc. and Asher Enterprises, Inc.

10.04	Form of Convertible Debenture, issued May 18, 2011

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERPURE INTERNATIONAL, INC.

Date: May 20, 2011	By: /s/ PAUL S. LIPSCHUTZ
Paul S. Lipschutz
President (Principal Executive Officer)

Date: May 20, 2011	By: /s/ ROBERT F. ORR
Robert F. Orr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)